Form 10QSB
period 1996-06-30
CE SOFTWARE HOLDINGS INC
filed 1996-08-12
CIK 866283

                U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB


 X   	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     	Exchange Act of 1934
      For the quarterly period ended June 30, 1996.

     	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    	 For the Transition period from        to       .

                       Commission File No. 0-18809
       ________________________________________________________________

                         CE SOFTWARE HOLDINGS, INC.
           (Exact name of registrant as specified in its charter)

                           	Delaware	41-1614808
	              (State or other jurisdiction of	 (I.R.S. employer
              	incorporation or organization)	identification No.)

      1801 Industrial Circle, P.O. Box 65580, West Des Moines, Iowa  50265
                 (Address of principal executive offices)          (Zip code)

      Registrant's telephone number, including area code:  (515) 221-1801

Former name, former address and former fiscal year, if changed since last report: No changes.
        ________________________________________________________________

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X             	NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               	July 31, 1996			         Class A   5,742,128
					                                    Class B           0

                CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

                                 Contents


Part I	FINANCIAL INFORMATION

  Item 1.	Financial Statements:

	Consolidated Balance Sheets
		June 30, 1996 and  September 30, 1995.....................	3

	Consolidated Statements of Operations
	 	Three and Nine Months Ended June 30, 1996 and 1995.......	4
	Consolidated Statements of Cash Flows
	 	Nine Months Ended June 30, 1996 and 1995.................	5

	Notes to Consolidated Financial Statements.................	6

  Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations.......................	7


Part II	OTHER INFORMATION

  Item 6.	Exhibits and Reports on Form 8-K.................	12

SIGNATURES.................................................	12

              CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                June 30, 1996 and September 30, 1995
                              (Unaudited)

ASSETS:	                                           	June 30       September 30
Current assets:
	Cash and cash equivalents                       	$1,097,931       	1,334,739
	Trade accounts receivable, net                   	1,335,365       	2,369,133
	Recoverable income taxes                           	620,185         	552,384
	Inventories                                        	447,883         	493,570
	Deferred income taxes                              	165,000         	165,000
	Other current assets	                               231,039	         381,197
			Total current assets                           	3,897,403       	5,296,023

Property, fixtures and equipment:
	Land	                                              	316,796         	316,796
	Building                                         	1,307,050       	1,307,050
	Fixtures and equipment     	                      2,989,653	       2,911,849
			                                               	4,613,499       	4,535,695
	Less accumulated depreciation	                    1,836,873	       1,725,431
			Net property and equipment                     	2,776,626       	2,810,264

Investment in and advances to joint venture       	1,175,642       	1,175,029
Deferred income taxes                                	29,000           	8,000
Purchased computer software technology, net (note 3)	462,998         	336,087
Other intangible assets, net                        	433,719	       1,075,471
Other assets 	                                        16,295	         313,884
 			                                            	$ 8,791,683     	 11,014,758

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
	Current portion of long-term debt                  	$40,447          	34,793
	Trade accounts payable	                             329,957         	511,995
	Accrued payroll and benefits	                       424,199         	470,660
	Other accrued expenses                             	318,911         	336,278
	Deferred revenue 	                                  722,971	         899,294
			Total current liabilities                      	1,836,485       	2,253,020
Long-term debt, net of current portion	              885,474	         916,280
			Total liabilities                              	2,721,959       	3,169,300

Stockholders' equity (note 2):
	Common stock, $.02 par value. Authorized 10,000,000
		shares; issued and outstanding 5,742,128          	114,843	         114,790
	Additional paid-in-capital                       	6,038,758       	6,031,801
	Retained (deficit) earnings 	                       (83,877)	      1,698,867
			Total stockholders' equity 	                    6,069,724	       7,845,458
 			                                            	$ 8,791,683     	 11,014,758

See accompanying notes to consolidated financial statements.

                CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
          For the three and nine months ended June 30, 1996 and 1995
                                 (Unaudited)

					                                 Three Months Ended June 30    Nine Months Ended June 30
     				                                 1996	          1995	          1996 	        1995
Net revenues	                          $2,259,718	    2,757,333	     7,949,824	    9,896,173
Cost of revenues                          433,557	      554,293	     1,376,840	    1,543,187
	Gross profit       	                   1,826,161	    2,203,040	     6,572,984	    8,352,986

Sales and marketing                    	1,091,809  	  1,368,550	     3,222,043	    3,797,534
General and administrative               	954,048      	947,077     	2,976,819    	2,878,129
Research and development	                 535,999	      643,828	     1,558,429    	1,947,634
Write-off of intangible assets and
   restructuring expenses (note 4)        800,746             -        800,746	            -
       Operating expenses             	 3,382,602    	2,959,455     	8,558,037    	8,623,297
	      Operating loss                 	(1,556,441)    	(756,415)   	(1,985,053)    	(270,311)

Other income (expense):
Equity in earnings (loss) of joint venture 	8,416     	(168,310)       	53,651      	(79,387)
Miscellaneous income                          	 -           	44           	522        	2,031
Interest expense	                         (22,947)	     (25,162) 	     (67,481)	     (69,425)
Interest income	                           42,848	       27,227	       129,617 	      65,429
	Loss before income taxes             	(1,528,124)    	(922,616)   	(1,868,744)    	(351,663)

Income tax benefit	                             - 	    (308,000)	      (86,000)	    (120,759)
	Net loss                            	$(1,528,124)	    (614,616)	   (1,782,744)	    (230,904)



Average common shares outstanding      	5,742,000    	5,749,732     	5,742,000    	5,747,866



Net Loss per share	                         $(.27)	        (.11)	         (.31)	        (.04)










See accompanying notes to consolidated financial statements.

               CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
            For the nine months ended June 30, 1996 and 1995
                               (Unaudited)

				                                                    1996	        1995
Cash flows from operating activities:
	Net loss                                          	$(1,782,744)  	(230,904)
	Adjustments to reconcile net loss to net
	cash provided by operating activities:
				Depreciation and amortization:
			Property, fixtures and equipment                     409,207    	383,198
			Purchased software technology                       	273,089    	329,201
			Other                                               	132,201    	131,718
			Write-off of Powercore, Inc. intangible assets      	509,551          	0
		Undistributed (earnings) loss of joint venture       	(53,651)    	79,387
		Deferred income taxes                                	(21,000)   	(57,109)
		Decrease in trade accounts receivable              	1,033,768    	581,103
		Increase in recoverable income taxes                 	(67,801)  	(363,076)
		Decrease (increase) in inventories                    	45,687    	(41,079)
		Decrease (increase) in other receivables and
						other assets                                     	438,096    	(54,000)
			Decrease in accounts payable and accrued
						expenses	                                        (245,866)   	(97,400)
		(Decrease) increase in deferred revenue             	(176,323)   	134,674
			Other	                                               (46,286)	   (58,899)
			Net cash provided by operating activities           	447,928    	736,814

Cash flows from investing activities:
	Proceeds from sale of property, fixtures and equipment  	9,962        	700
	Purchase of computer software technology             	(400,000)         	0
	Purchase of property, fixtures and equipment         	(426,556)  	(710,933)
	Maturities of short-term investments                        	0    	629,331
	Advances received from (paid to) joint venture	        150,000	   (845,000)
		Net cash used in investing activities               	(666,594)  	(925,902)

Cash flows from financing activities:
	Proceeds from stock options exercised 	                  7,010          	0
	Payment of long-term debt	                             (25,152)	   (27,385)
		Net cash used in financing activities  	              (18,142)	   (27,385)
      		Net decrease in cash and cash equivalents     	(236,808)  	(216,473)

Cash and cash equivalents at beginning of period      1,334,739 	   343,159
Cash and cash equivalents at end of period         	 $1,097,931	    126,686

Supplemental disclosures of cash flow information:
	Cash paid during the period for:
		Interest                                             	$67,724     	77,232
		Income taxes                                          	$4,976    	256,116


See accompanying notes to consolidated financial statements.

                CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                              June 30, 1996
                               (Unaudited)



1)	Results of Operations

During interim periods, CE Software Holdings, Inc. follows the accounting policies set forth in its Annual Report to Stockholders and its Report on Form 10-KSB filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

The results of operations for the interim period reported are not necessarily indicative of results to be expected for the year. The information reflects all the adjustments (none of which were other than normal recurring items) which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.


2)	Stockholders' Equity

At June 30, 1996, options to purchase an aggregate of 714,261 shares at exercise prices from $1.97 to $9.25 per share were outstanding.


3)	Purchased Computer Software Technology

In October 1995, CE Software, Inc. acquired certain software technology from Common Knowledge, Inc. for cash of $400,000 and a 2% royalty fee on revenues generated from the acquired technology over the next three years.


4) Write-off of Intangible Assets and Restructuring Expenses

In the third quarter of fiscal 1996 the Company reported a one-time charge of approximately $801,000. Of this charge, $510,000 relates to the write-off of intangible assets. These intangible assets were acquired in fiscal 1994 from Powercore, Inc. and were determined to be impaired due to continued poor revenue performance and an assessment of their recoverability through an analysis of undiscounted estimated future cash flows. An additional expense of $184,000 was recorded related to the write-off of prepaid developer royalties that were expensed in the quarter due to current and estimated future decreasing revenues associated with the products. The remaining charge of $107,000 relates to restructuring expenses associated with workforce reductions and the consolidation of offices.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period. Within this discussion and analysis all dollar amounts (except for per share amounts) have been rounded to the nearest thousand.

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for the quarters and nine month periods ended June 30, 1996 and 1995.

                               Quarter Ended June 30,  Nine Months Ended June 30
                                      1996    1995          1996    1995
Percentage of net revenues:
  Net revenues                        100%    100%          100%    100%
  Cost of revenues                     19      20            17      16
    Gross profit                       81      80            83      84

  Sales and marketing                  48      50            41      38
  General and administrative           42      34            37      29
  Research and development             24      23            20      20
  Write-off of intangible assets and
   restructuring expenses              36       0            10       0
    Total operating expenses          150     107           108      87
    Operating loss                    (69)    (27)          (25)     (3)

  Other income, net                     1      (6)            2       0
	   Loss before income taxes         	(68)   	(33)         	(23)    	(3)
 	Income tax benefit	                   0	    (11)           (1)     (1)
	   Net loss                          (68)% 	 (22)%        	(22)% 	  (2)%


Three Month Analysis


Net Revenues

Net revenues for the third quarter of the current year were $2,260,000 compared to $2,757,000 for the third quarter of the prior year. The 18.0% decrease in net revenues was due to a $221,000 decrease in revenues from the Company's Personal Agent products, a $139,000 decrease in revenues from the Company's Group Agent products, and a $137,000 decrease in revenues from the Company's Workgroup Agent products. The decreased revenues in the Personal Agents (utilities and applications) products was due to reduced revenues from

QuicKeys, partially offset by additional revenues from WebArranger. Sales of QuicKeys is down in anticipation of the product upgrade scheduled for the fourth quarter. Revenues in the Company's core Group Agent (messaging) products were down 6.8% Revenues from Workgroup Agents (calendaring and scheduling) products decreased as we scaled back marketing efforts and directed the product to only smaller PC-focused workgroups. This action was necessary due to technical barriers making the launch of TimeVision NS into large enterprises more difficult than projected.

Net revenues from international channels showed a slight decrease to approximately $678,000 from $698,000 in the third quarter of the prior year, representing 30% and 25% of total net revenues, respectively.


Cost of Revenues

The Company's cost of revenues is composed primarily of the costs of manuals, diskettes, packaging, royalties paid to outside developers for the use of certain software included with some of the Company's products, and amortization of capitalized purchased software.

Gross profit as a percentage of net revenues was 81% and 80% in the third quarter of fiscal 1996 and 1995, respectively. The increase in the third quarter of fiscal 1996 is primarily due to a slightly lower software amortization expense.


Sales and Marketing

Sales and marketing expenses decreased by $277,000 in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. The decrease was in marekting/advertising expenses which were reduced by $286,000. This decrease was due to significantly less advertising in industry publications that was partially offset by more direct mail campaigns.


General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the third quarter increased 0.7% or $7,000 from the third quarter of the prior year. The slight increase is primarily in contract labor, $64,000, which was partially offset by decreases in salaries and benefits, $58,000. The increase in contract labor was due to both greater use of temporary help within our internal systems development staff and consultants hired to assist with product management of the technology acquired from Common Knowledge, Inc.

Research and Development

Research and development expenses decreased to $536,000 in the third quarter of the current year from $644,000 in the third quarter of the prior year, representing 24% and 23% of net revenues, respectively. The primary areas that decreased in the third quarter of fiscal 1996 were salaries and benefits, $77,000 and employee relocation expenses, $24,000. These decreases are predominantly associated with a department realignment based on development teams and less management staff.


Write-off of Intangible Assets and Restructuring Expenses

In the third quarter of fiscal 1996 the Company reported a one-time charge of approximately $801,000. Of this charge, $510,000 relates to the write-off of intangible assets. These intangible assets were acquired in fiscal 1994 from Powercore, Inc. and were determined to be impaired due to continued poor revenue performance and an assessment of their recoverability through an analysis of undiscounted estimated future cash flows. An additional expense of $184,000 was recorded related to the write-off of prepaid developer royalties that were expensed in the quarter due to current and estimated future decreasing revenues associated with the products. The remaining charge of $107,000 relates to restructuring expenses associated with workforce reductions and the consolidation of offices.


Income Tax Expense

The Company recorded no income tax benefit associated with the third quarter loss, as doing so would have resulted in recognizing the benefit of an operating loss carryforward for federal tax purposes. The Company has recorded a valuation allowance until future taxable earnings are recorded.


Nine Month Analysis


Net  Revenues

Net revenues for the first nine months of the current year were $7,950,000 compared to $9,896,000 for the same period last year. The 19.7% decrease in net revenues was due to a $1,002,000 decrease in revenues from the Company's Personal Agent products, a $680,000 decrease in revenues from the Company's Workgroup Agent products and a $264,000 decrease in revenues from the Company's core Group Agent (messaging) products. The decreased revenues in Personal Agents (utilities and applications) products was due to reduced revenues from QuicKeys, partially offset by additional revenues from WebArranger. Sales of QuicKeys is anticipated to improve as the result of our recently announced product upgrade. Revenues from Workgroup Agents (calendaring and scheduling) products decreased as we scaled back marketing efforts and directed the product to only smaller PC-focused workgroups.
This action was necessary due to technical barriers making the launch of TimeVision NS into large enterprises more difficult than projected.

International net revenues decreased to $2,080,000 in the first nine months of the current year from $2,635,000 in first nine months of the prior year, representing 26% and 27% of net revenues, respectively. The decrease was primarily within the Japanese market.


Cost of Revenues

The Company's cost of revenues is composed primarily of the costs of manuals, diskettes, packaging, royalties paid to outside developers from the use of certain software included with some of the Company's products, and amortization of capitalized purchased software.

Gross profit as a percentage of net revenues was 83% and 84% in the first nine months of fiscal 1996 and 1995, respectively. The slight decrease in fiscal 1996 is mainly due to higher royalty expense paid to outside developers and somewhat higher amortization expense associated with purchased software.


Sales and Marketing

Sales and marketing expenses decreased $575,000 in the first nine months of fiscal year 1996 compared to the same period last year. This decrease is primarily in marketing/advertising expense, $399,000; salaries and benefits, $73,000; facility overhead expenses, $51,000; and travel and entertainment, $37,000. The decrease in marketing/advertising expense was due to significantly less advertising in industry publications and partially offset by significantly more direct mail campaigns. The decrease in salaries and benefits is due to both lower sales commissions and a slightly smaller staff. The decrease in facility overhead expenses and travel and entertainment expense was also due to a smaller staff.


General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the first nine months increased 3.4% or $99,000 from the same period last year. The increase is primarily in contract labor, $135,000, and legal and accounting expenses, $25,000. These increases were partially offset by decreases in salaries and benefits, $61,000. The increase in contract labor was due to both greater use of temporary help within our internal systems development staff and consultants hired to assist with product management of the technology acquired from Common Knowledge, Inc.

Research and Development

Research and development expenses decreased to $1,558,000 for the first nine months of the current year from $1,948,000 in the same period last year, representing 20% of net revenues in both periods. The primary areas that decreased in the first nine months of fiscal 1996 were salaries and benefits, $180,000; employee relocation expenses, $101,000; contract fees paid to external product developers, $28,000; facility overhead expenses, $48,000; and travel and entertainment, $32,000. These decreases are predominately associated with a department realignment based on development teams and less management staff.


Income Tax Expense

The Company's effective rate of income tax benefit for the first nine months of fiscal 1996 was 4.6% This benefit reflects the use of all remaining operating loss carrybacks available to the company. The Company has recorded a valuation allowance for operating loss carrybacks until future taxable earnings are recorded.


Liquidity and Capital Resources

Cash and cash equivalents decreased by $237,000 to $1,098,000 at the end of the first nine months of fiscal 1996 from $1,335,000 at the end of fiscal
1995. The primary source of cash generated was $448,000 provided from operating activities. Of the available cash, $400,000 was paid to Common Knowledge, Inc. for the purchase of software technology and $427,000 was invested in the purchase of property and equipment. The Company believes it can fund its working capital needs from operations, available cash, and from its $2,000,000 line of credit, against which the Company has no borrowings as of June 30, 1996.


Risk and Uncertainty

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Three Month Analysis-Net Revenues; and Nine Month Analysis-Net Revenues; and Liquidity and Capital Resources" in this Form 10-QSB which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that product upgrades may not be effected on a timely basis, the risk that such product upgrades may not achieve market acceptance, and the risk that the Company would not be able to fund its working capital needs from cash flow, or be able to borrow under its line of credit.

                 CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  	(a)	Exhibits
     			11   Computation of Earnings per Common Share....Page 14
        27   Financial Data Schedule - for SEC filing only

  	(b)	Reports on Form 8-K
		     There were no reports on Form 8-K filed during the quarter ended
       June 30, 1996.








                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CE SOFTWARE HOLDINGS, INC.
                             (Registrant)

          Signature	               Title                      Date


   /s/ Richard A. Skeie 		                                July 31, 1996
_________________________	   President, Chief Executive  ______________
     (Richard A. Skeie)      Officer and Director



   /s/ John S. Kirk                                       July 31, 1996
_________________________	Secretary and Treasurer,      	______________
     (John S. Kirk)       Chief Financial Officer,
             	            and Chief Accounting
                         	Officer

                              EXHIBIT INDEX


Exhibit
Number	          Description

11	        Computation of Earnings per Common Share		Page 14

27         Financial Data Schedule - for SEC filing only