Form 10KSB
period 1996-09-30
CE SOFTWARE HOLDINGS INC
filed 1997-01-13
CIK 866283

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-KSB

   X  	 Annual report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the fiscal year ended September 30, 1996.

        Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from      to     .

                       Commission File No. 0-18809
     ___________________________________________________________________

                        CE SOFTWARE HOLDINGS, INC.
          (Exact name of registrant as specified in its charter)

             		 Delaware				                     41-1614808
	     (State or other jurisdiction of				     (I.R.S. employer
	     incorporation or organization)				      Identification No.)

            1801 Industrial Circle, West Des Moines, Iowa  50265
          (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code:  (515) 221-1801
       ________________________________________________________________

       Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:
                Common Stock, par value $0.02 per share
                            (Title of class)

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			                 YES   X                 NO




                         (Cover page continued)

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $10,437,520.

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on November 30, 1996: $3,905,996

Number of shares outstanding of each of the registrant's classes of common stock as of November 30, 1996:

                       Class A   5,627,028
                       Class B           0


                   DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996, are incorporated herein by reference in Parts I, II, and IV.

Portions of the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 1997, are incorporated by reference into Part III.

                        CE SOFTWARE HOLDINGS, INC.
                     1996 FORM 10-KSB ANNUAL REPORT
                           Table of Contents

                                              																					Page

Trademarks/Definitions							                                        1

                                 PART I

Item 1.	Business 							    	                                        2
Item 2.	Properties						          	    	                            11
Item 3.	Legal Proceedings						    	                                11
Item 4.	Submission of Matters to a Vote of Security Holders	       	12


                                 PART II

Item 5.	Market for the Registrant's Common Equity and Related
       	Stockholder Matters			                                      12
Item 6.	Management's Discussion and Analysis of Financial
	       Condition and Results of Operations		                       12
Item 7.	Financial Statements 						                                 12
Item 8.	Changes in and Disagreements with Accountants on
	       Accounting and Financial Disclosure	                        12


                                 PART III

Item 9.	Directors and Executive Officers of the Registrant			       13
Item 10.Executive Compensation 						                               13
Item 11.Security Ownership of Certain Beneficial Owners and
       	Management								                                          13
Item 12.Certain Relationships and Related Transactions	  		         13


                                  PART IV

Item 13.	Exhibits, Financial Statements, and Reports on Form 8-K	   14
Signatures									                                                 16

TRADEMARKS/DEFINITIONS

Arrange(tm), BackMatic(tm), ButtonAction(tm), CalendarMaker(tm), CEToolbox(tm), Choosy(tm), CursorWait(tm), DayVision(tm), DemoQuicKeys(tm), DialogKeys(tm), DisMounty(tm), EnRoute(tm), Finder Events(tm), Grab Ease(tm), Grabber(tm), IconMover(tm), MailManager(tm), MassCopier(tm), Medi:for(r), MenuDecision(tm), MenuWait(tm), MobileVision(tm), Mounty(tm), Mousie(tm), My Time Manager(r), NameFinder(tm), NameServer(tm), NetModemChoosy(tm), Network Scheduler(r), ns:Agent(tm), NSDD(tm), Paste Ease(tm), Powercore(r), Printer Bridge(tm), ProcessSwap(tm), ProKey(tm), QK Icons(tm), QK Install(tm), QM Server(tm),
QM Administrator(tm), QM-Connect(tm), Gateway(tm), QM Config(tm),
QM-Data Collection Bridge(tm), Bridge(tm), QM-Direct(tm), Bridge(tm),
QM Forms(tm), QM-Internet(tm) Gateway, QM-Link Gateway(tm), QM Menu(tm),
QM-MHS Gateway(tm), QM-QM Bridge(tm), QM Recorder(tm), QM Recorder II(tm),
QM Remote(tm), QM Resources(tm), QM-Script Gateway(tm), QM-Serial Gateway(tm), QM Server(tm), QM TimeOuts(tm), QuickAccess(tm), QuicKeys(r),
QuicKeys Icons(tm), QuickConference(tm), QuickMail(tm), QuickMail(tm) Pro, QuickMailBar(tm), QuickMessenger(tm), QuickSend(tm), QuickTimer(tm), Schedule/DOS(r), Scrap Ease(tm), Screen Ease(tm), SpeakEase(tm), TeamVision(tm), Technical Assistance Assistant(tm), The Time Traveler(r), TimeVision(r), TimeVision NS(tm), TypeEase(tm), Vaccine(tm), WebArranger(tm), WindowDecision(tm), and WindowWait(tm) are trademarks or registered trademarks of CE Software, Inc., an Iowa corporation.

IBM(r) is a registered trademark of International Business Machines
Corporation ("IBM"). Macintosh(r) and Apple(r) are registered trademarks, and AppleScript(tm), AppleTalk(tm), AppleTalk Remote Access(tm), and Mac(tm) are trademarks of Apple Computer, Inc. ("Apple"). MS-DOS(r) and Microsoft(r) are registered trademarks and Windows(tm) is a trademark of Microsoft Corporation ("Microsoft"). Intercall(tm) UUCP is a trademark of Holmen and Ungman. QM-Link(tm) and QM Postman(tm) are trademarks of Netstrategy Software, Inc. Netware(r) and Novell(r) are registered trademarks of Novell, Inc. Wizard(tm), is a trademark of Sharp Corporation. cc:Mail(tm) is a trademark of Lotus Corporation. Netscape Navigator(tm) is a trademark of Netscape Communications, Inc., and WebWhacker(tm) is a trademark of The Forefront Group, Inc.

                              PART I

Item 1:  Business

General

CE Software Holdings, Inc., a Delaware corporation (the "Company"), designs, develops, publishes, markets, and supports a line of commercial software products for personal computers to enhance office communications, connectivity, and productivity of its business and home users. As of September 1996, the Company had eight products on the market for Apple Macintosh and/or IBM and IBM compatible personal computers (PCs), plus a number of subsidiary products, as well as others under development. It produces messaging products, including its award-winning electronic mailprogram, QuickMail; personal application products, such as QuicKeys, Web-Arranger, and CalenderMaker; and group caledaring and scheduling products,such as TimeVision NS.

The Company

The Company was formed in 1988 as Anubis Corp. and changed its name to CE Software Holdings, Inc., a Delaware corporation, after it acquired all the common stock of CE Software, Inc., an Iowa corporation, in a February 1990 merger transaction. The merger was accounted for as a reverse acquisition. Since its organization, CE Software Holdings, Inc., has not had any operations; accordingly, the operations described herein, unless otherwise specified, are those of the subsidiary, CE Software, Inc. As of November 30, 1996, 35.5% of the Company's outstanding common stock was beneficially owned by the three founders of CE Software, Inc.: Richard A. Skeie, Donald M. Brown, and John S. Kirk.

CE Software, Inc. (CE) was formed in January 1987 as the successor to a business begun in 1981 as the software development arm of a retail computer store. During the early 1980's the original business emphasized a range of accounting software, games, and programming products for the Apple II computer. After the release of the Macintosh in 1984, CE released its first Macintosh program in December 1984. For several years the bulk of CE's product development and sales was for Macintosh applications. Since 1990,the Company has expanded its development staff and specifically assigned certain programmers to convert existing products for use in IBM PC and compatible computers. Through this effort, the Company's major product, QuickMail, was upgraded in September 1991 to work with networks commonly used with IBM
PC and compatible computers. In March 1993, the Company further extended QuickMail to operate with Microsoft Windows.In May 1994, CE Software,
Inc., acquired substantially all the assets and in-process research and development of Powercore, Inc., a privately held developer and manufacturer of computer software. The primary asset acquired was Network Scheduler, which operates using IBM and compatible computers in the Microsoft Windows environment.

Products

The Company's products are designed to enhance office communications, connectivity, and productivity of users. All the products are in the same category of business software. Several of the products have received various domestic and international awards from professional groups, user groups, and industry magazines.

The products may be functionally divided into three groups: (1) messaging, (2) personal applications, and (3) group calendaring and scheduling. Messaging includes the products QuickMail, QM-Link for ARA, QM Postman, Intercall
UUCP, and QM-Internet Gateway. Personal application products include QuicKeys, CalendarMaker and WebArranger. Group calendaring and scheduling consist of the TimeVision NS product. The Company's approximate net revenues have been divided into the three groups as follows:

                                    	       Years Ended September 30,
                                          1996         1995        1994
 Messaging	                             $7,979,000	  8,882,000	  6,958,000
 Personal applications	                  2,153,000	  3,003,000	  3,775,000
 Calendaring and scheduling	               306,000	  1,034,000	    652,000
                                       $10,438,000  12,919,000	 11,385,000

The Company has emphasized use of its QuickMail product in the electronic mail messaging and networking area, and of its QuicKeys product in the personal applications area. The Company believes these products, as updated from time to time, will continue to make a significant revenue contribution inside their respective product groups. To the extent that the Company is unable to produce competitive products or respond to changes in usage of such products, it may be at risk of reduced sales of such products.

Messaging

QuickMail is an easy-to-use electronic mail application for a computer network, first introduced in 1988. It allows sending and receiving of messages, real time conferencing, remote access, and a variety of connectivity options to QuickMail locations and to other electronic mail systems.

QuickMail is sold in packages for one, five, ten, twenty-five, fifty or one hundred users. Gateway and bridge components, including QM-QM, QM-Direct, QM-Link, QM-Script, and QM-Printer are included in the product. Suggested list price of a 10-user pack is $649.00. The company also separately sells certain proprietary bridges and gateways. Many other developers have written custom gateways, for sale commercially, linking QuickMail to a wide variety of other local area network (LAN), mainframe-based messaging systems and the Worldwide Internet.

The Company in 1989 released the QuickMail PC version that allowed the addition of PCs using AppleTalk to a Macintosh QuickMail network. The Company in September 1991 released QuickMail version 2.5, a version that for the first time integrated both Macintosh and PC software in the same package. PC users gained access to the QuickMail network either through the AppleTalk solution or through a file-based solution using a Novell network. In March 1993, the Company released QuickMail version 2.6 that extended the product further by offering a Windows interface to the QuickMail client.

In October 1993, the Company released QuickMail AOCE (Apple Open Collaborative Environment) for Macintosh computers. Using the technology pre-installed on all newer Macintosh computers, QuickMail AOCE provides the familiar QuickMail interface while utilizing the transport and addressing scheme provided by Apple Computer.

In July 1994, the Company completed a publisher/developer agreement with Netstrategy Software, Inc., that allows the Company to publish and market the following QuickMail related products. QM Postman, a mail distribution product, allows users to easily mail messages to a wide group of individuals without having to individually address the message for each recipient. QM Postman dynamically maintains correct addresses without direct user involvement. QM-Link for ARA simplifies the process of connecting, via AppleTalk Remote
Access (ARA), to a user's QuickMail account. Once configured by the end user, QM-Link for ARA automates the remote connection process, eliminating the manual process of modem connection and launching QuickMail.

In August 1994, the Company released QuickMail version 3.0. QuickMail 3.0 offers users several enhancements to the client portion of the software, including new spell-checking features, an advanced mail management utility (MailManager), and a powerful search engine used to identify specific messages filed in QuickMail folders. QuickMail 3.0 also enhanced the server portion of the software with several specific additions designed to improve performance in high-traffic environments.

In September 1995, the Company released QuickMail version 3.5. This version added many new features including, but not limited to, styled text, drag and drop mobility, quick conference dialog, enhanced security, and expanded server-based mail handling capabilities. Version 3.6 followed in March of 1996, making QuickMail even faster on Power Macintosh clients, allowing larger address books, easier distribution of centralized address books as well as several other speed enhancing features.

In fiscal 1996, the Company released two new gateway products for QuickMail; Intercall UUCP and QM-Internet Gateway. Intercall UUCP operates utilizing the popular Unix to Unix Copy Protocol (UUCP) standards of communication, and QM-Internet Gateway is a Simple Mail Transfer Protocol (SMTP) gateway which connects QuickMail to the Internet. The Intercall UUCP gateway is available for unlimited users for a suggested retail price of $495.00 and QM-Internet Gateway is available for unlimited users for a suggested retail price of $2,495.00.

In November 1996, the Company released QuickMail Pro, its new electronic mail product for the POP3 (Post Office Protocol, version 3) Internet and Intranet environment. Available for Windows and Macintosh operating systems, QuickMail Pro brings the powerful features and ease-of-use associated with CE Software's award-winning LAN E-mail client to the Internet.

Personal Applications

QuicKeys, CE Software's flagship automation software, was first introduced in 1987. QuicKeys allows users to trigger shortcuts that automate many of the day-to-day functions inherent with most computer programs. Since its release, QuicKeys has been the leading desktop automation package for the Macintosh computing environment.

In August 1993, QuicKeys version 3.0 was released. Recognizing the changing requirements of the software industry, this release built in close support for two of the leading Apple Computer technology initiatives: Apple Events and AppleScript. In addition, QuicKeys 3.0 was designed from the start to take advantage of the audio/visual workstations now offered by Apple Computer.
With the appropriate technology installed, shortcuts can be triggered by voice command as well as the more traditional keyboard interaction.

QuicKeys 3.0 represented an innovative shift in the way shortcuts are initiated by the user. By combining many operating components into one main user interface window, QuicKeys 3.0 greatly simplifies user interaction. QuicKeys 3.0 was named the Best Utility of the Year, for 1993 by the editors of MacUser magazine.

In August 1996, QuicKeys version 3.5 was released. With QuicKeys 3.5 users are able to create toolbars and floating palettes for triggering shortcuts, create a desired QuicKeys sequence in batch processing for multiple documents, edit QuicKeys instructions using a new tab-oriented interface with movable windows, and utilize enhanced dial-up capabilities. With added reliability improvements, QuicKeys is enabled to work seamlessly with the latest version of Apple's operating system, Mac OS, and the most popular applications software. QuicKeys sells for a suggested retail price of $119.00.

ProKey DOS and ProKey Windows were macro (automation) programs acquired from RoseSoft, Inc., in 1992. These programs have functionality similar to QuicKeys, but operate within the DOS (disk operating system) and Windows environments. In June 1993, CE Software released version 1.5 of ProKey Windows. This version added support for extended scripting in the Windows environment and added a handicapped module to assist users who may have mobility challenges. Due to lack of profits and technological changes in the industry, sales of ProKey DOS and ProKey Windows were discontinued in fiscal 1996.

CalendarMaker Macintosh, a personal calendaring product, was upgraded to version 4.0 in March 1993. First introduced in 1986, CalendarMaker has consistently provided an easy-to-use, easy-to-learn, calendaring environment for the small business, school or church environment. Version 4.0 supports advanced calendaring functions such as unlimited calendar size, duplicating events by date or time period, even full color capabilities. Version 4.1 released in January 1994 added memory management routines to improve performance. CalenderMaker sells for a suggested retail price of $59.95.

CalendarMaker Windows represented an entry-level calendaring capability for the Windows environment. Appealing to the same market, CalendarMaker Windows provided basic calendaring capabilities to users with Windows operating systems. Due to the lack of profits and future potential for this product, CalendarMaker Windows was discontinued in fiscal 1996.

In October 1995, CE Software, Inc., acquired Arrange, a software technology from Common Knowledge, Inc. A month later, CE announced WebArranger version 1.0, an Internet information management application that combines extensive Internet tracking and capturing capabilities with the flexible personal information management features of Arrange. The application works in conjunction with today's popular Web browser technologies including Netscape Navigator, to provide users with a simple means of tracking and organizing Internet data. WebArranger version 1.0 was initially distributed, free of charge to more than 20,000 users, via the Internet. In February 1996, WebArranger 2.0 was released with a suggested retail price of $99.95. Web-Arranger 2.0 included numerous significant enhancements over the 1.0 version. Some of the more significant include a Uniform Resource Locator (URL) Validator that automatically updates URLs by checking Web sites to see if they are still active, and updating them with the new or changed information as needed. A universal Grabber technology was added for capturing information from any source, text or graphics with a single keystroke. Another addition was a down-load agent that automatically retries busy file transfer protocol sites at user-defined time intervals until a successful down load is logged. A feature called WebWhacker, that captures applications and allows users to copy multiple pages or whole sites, was incorporated into the product. This new feature provides a timely and cost-effective way to browse the Internet even while disconnected.

Calendaring and Scheduling

In May 1994, CE Software, Inc., acquired the assets of Powercore, Inc., of Manteno, Illinois. As a result, the Company acquired a number of calendaring and scheduling applications which included both products developed under contract with Original Equipment Manufacturers (OEM) and a commercial product. The OEM products include Schedule+ for DOS developed under contract for Microsoft and 9000-Link, and a Windows product developed under contract with Sharp Corporation for use with the Sharp Wizard electronic organizer. The commercial product was Network Scheduler.

Network Scheduler for DOS was commercially released by Powercore in 1989. Powercore followed up with a version for Windows in 1990 and with subsequent enhanced versions in 1991 and 1993. In March 1995, ten months after acquiring Network Scheduler, the Company released an enhanced version of Network Scheduler named TimeVision NS. TimeVision NS is a calendaring and scheduling application that allows groups of people within a department or throughout a company to schedule meetings with others, track tasks, and schedule shared resources such as conference rooms and audiovisual equipment. The product is available for Windows and DOS environments and operates over virtually and PC Local Area Network.

TimeVision NS also allows for the sending of meeting notifications to other non-TimeVision NS users through popular electronic mail systems. Electronic mail systems supported by Network Scheduler include Lotus cc:Mail, Microsoft Mail and Novell's Mail Handling System.

TimeVision NS may be used by individuals or by hundreds of people within a company, but due to technical barriers within the product, its release into larger enterprises has been more difficult than projected. The product is available in 5-and 25-user packages with a suggested retail price for a 25-user pack of $1,995.00.

Product Support

CE believes that customer technical support is an important part of its overall performance. As of September 30, 1996, the Company had 14 full-time employees involved in technical support services, available to all customers by electronic mail, Worldwide Web site, commercial bulletin board services, telephone, or fax. Certain customers are charged an annual maintenance fee for upgrades and support. Support services include explaining how the customer's computer works, how their other software works in relation to CE products, solving problems with software operation, and suggesting solutions to business and personal computing issues.

Distribution and Marketing

The Company's products are primarily marketed through independent distributors in the United States, through numerous independent dealers and distributors in other countries, directly to large corporate accounts under site licensing agreements, and directly to end-users through direct marketing campaigns.

Of the Company's total revenues for fiscal 1996, approximately 23% are through two independent, domestic, nonexclusive distributors: Ingram Micro (19%) and Merisel (3%). Generally, distributors purchase product at a 40% discount from list prices. Of the Company's total revenues, an additional 5% and 3% are through SRA and Prisma, independent, international, exclusive distributors located in Japan and West Germany, respectively. International distribution generally requires a larger discount, in return for various advertising and customer registration duties demanded of the distributors.

The Company is involved in direct marketing through its sales and marketing staff of 31 persons. Much of this work involves ongoing contacts with the major distributors and dealers, and working with major corporate accounts on site licensing agreements. Site licensing agreements accounted for approximately 16% of the Company's revenue in fiscal 1996, and typically involve substantial front-end payments for the privilege of using a specified number of copies of the programs on their premises.

The Company gives its distributors industry-standard rights of return for stock balancing and for defective products, and replacement rights when products are upgraded to new versions. Distributor returns for stock balancing and defective products have totaled approximately $443,000 and $259,000 in fiscal years 1996 and 1995, respectively. A reserve for returns has been recorded and was $31,100 and $56,900 at September 30, 1996 and 1995, respectively. Returns exchanged for product upgrades and new version releases are not material because of the Company's low cost to replace such returns. Re-from end users, for any reason, have not been significant.

Approximately 25% and 24% of the Company's sales in fiscal 1996 and 1995, respectively, have been international, primarily through 16 international distributors (see note 7 to the Consolidated Financial Statements). Several of these are limited by contract as distributors for specified geographic areas. The Company expects to continue emphasizing its international sales in upcoming periods by providing additional translations of its products. It currently provides translations of certain programs in French, German, Japanese, and several other languages.

Product Development

The personal computer software industry is undergoing rapid technological change, requiring a continuous high level of enhancement of existing products and development of new products. The Company is committed to the creation of new products and intends to continue the enhancement of existing products.

The Company's future financial performance will depend in part on the successful development, completion, and introduction of new software products, and of enhanced versions of existing products, and customer acceptance of those products. In the past the Company has experienced delays in completing the development of certain new products and there can be no assurance that it will not encounter difficulties that could delay or prevent the successful marketing of new products or enhancements of existing products. There also can be no assurance that the Company's continuig development program will yield positive results in the future or that such results can be obtained on a timely basis or without the expenditure of substantial funds.

The majority of the Company's software products are developed internally, although the Company has purchased and/or licensed software products from independent authors and other software companies. As of September 30, 1996, 24 persons were engaged full time in product development. During fiscal years 1996, 1995, and 1994, the Company spent approximately $2,000,000, $2,498,000, and $2,029,000, respectively, on product development and enhancement activities, representing approximately 19%, 19%, and 18%, respectively, of net revenues in each of these periods.

Competition

The personal computer software market is highly competitive and has been subject to rapid change, which is expected to continue. The Company's competitors include many independent software vendors that have financial, marketing, and technological resources far in excess of those of the Company.

Certain of these include Microsoft Corporation, Lotus, Netscape Communications, Inc., Qualcomm, and Novell Corporation and its subsidiary, WordPerfect. A number of independent smaller firms have created specialized products which compete with the Company's products. In addition, certain computer manu-facturers may devote significant resources to creating software, directly competitive with products of the Company, for inclusion with their computers and computer systems without additional charge to consumers.

The Company's messaging, personal application, and calendaring and scheduling products are marketed primarily through the retail channel. All of these products face competing products offering many similar features. The Company believes that the principal competitive factors in the market include product features and functions, ease of understanding and operating the software, product reliability, price/performance characteristics, name recognition, and availability and quality of support and training services. Price competition could become an increasing factor in the personal computer software market, which could, in turn, be expected to increase pressures on profit margins in the future.

Product Protection

The Company regards its software as proprietary and attempts to protect it with copyrights, trade secret laws, and internal nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into its software license agreements. The Company licenses its software products to customers rather than transferring title. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as trade secrets. Computer software generally can be patented only with difficulty, and existing copyright laws afford only limited practical protection. Policing unauthorized use of such a broadly disseminated product as computer software is difficult, and software piracy can be expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets. However, because of the rapid pace of technological change in its industry, such protections are less significant than factors such as knowledge, ability, and experience of the Company's employees, frequent product enhancement, and the timeliness and quality of Company support services.

Employees

As of September 30, 1996, the Company employed 93 full-time equivalent employees (part-time employees in total working an aggregate of 40-hour work week make one full-time equivalent employee). The development staff of 24 includes 10 quality assurance engineers and 12 computer programmers. Other employees included 31 in domestic and international sales and marketing, 14 in customer technical support, 5 in production and shipping capacities, 5 in product design and 14 in general and administrative. None of the Company's employees is represented by a union. The Company has experienced no work stoppages, and the Company believes that its employee relations are good. Competition in the recruiting of personnel in the computer industry is intense. The Company believes that its future success will depend in significant part on its continued ability to hire and retain qualified management, marketing, and technical employees, and independent contractors, as needed.

Risk Factors

Statements made within this Form 10-KSB which are forward-looking statements involve risks and uncertainties that could render them materially different. Risk factors that may impact future results include, but are not limited to, the risk that product upgrades may not be effected on a timely basis, the risk that such product upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that the Company would not be able to fund its working capital needs from cash flow, or be able to borrow under it line of credit.

Item 2:  Properties

The Company's principal facility is a 22,000-square-foot office building which the Company built in 1990 in West Des Moines, Iowa. In May 1994, the Company borrowed $1,000,000 secured by a mortgage on this building. In February 1995, the Company purchased the land adjacent to this building, giving the Company an additional option for future expansion. The purchase price was $225,000.

In August 1996, the Company ended its month-to-month lease of 7,800 square feet of additional office space located in a separate West Des Moines facility.
This space was no longer needed due to the consolidation of the Company's sales and marketing force into the Company's principal location. Also in August
1996, the Company entered into a one-year lease agreement, with 3 one-year options to renew, for the rental of 1,700 square feet of office space in a facility adjacent to the Company's principal facility. The space was immediately subleased to 4-Sight L.C., who was housed at the Company's principal location prior to this arrangement.

Item 3:  Legal Proceedings

The Company and its subsidiary, CE Software, Inc., are plaintiffs in a pending legal proceeding against Powercore, Inc., and its principal owners. The complaint alleges a breach of contract and fraud in connection with the sale of Powercore's assets. The complaint was filed February 22, 1996, in the United States District Court for the Northern District of Illinois, Eastern Division.

Actual damages in excess of $7 million and punitive damages of $25 million are claimed. Although management believes the claims are meritorious, no assurance can be given that damages in such amounts, in any substantial amount, or in any amount, will be recovered. The complaint is included herewith as Exhibit 10(k).

Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to the stockholders in the fourth quarter of fiscal 1996.


                              PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder
         Matters

Incorporated by reference is data for shares of Class A common stock: market prices per share, stock market, and number of stockholders in "Market for Registrant's Common Equity and Related Stockholder Matters" on page 23 of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference is "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 8 of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996.

Item 7:  Financial Statements

Incorporated by reference are "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" appearing on pages 9 through 22 of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                             PART III


Item 9:  Directors and Executive Officers of the Registrant

Information with respect to this Item may be found in the section captioned "Nominees for Elections as Directors" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 1997. Such information is incorporated herein by reference.

Information with respect to delinquent Form 4 filings may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholder in connection with the Annual Meeting of Stockholders to be held February 28, 1997. Such information is incorporated herein by reference.


Item 10:  Executive Compensation

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 1997. Such information is incorporated herein by reference.


Item 11:  Security Ownership of Certain Beneficial Owners and
          Management

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 1997. Such information is incorporated herein by reference.


Item 12:  Certain Relationships and Related Transactions

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 1997. Such information is incorporated herein by reference.

                             PART IV


Item 13:  Exhibits, Financial Statements, and Reports on Form 8-K


(a)	The following documents are filed as a part of this Report:

     1.  	Financial Statements

The following consolidated financial statements of CE Software Holdings, Inc., and subsidiaries, and the Independent Auditors' Report issued thereon, appear on pages 9 through 22 of the Registrant's Annual Report to stockholders for the fiscal year ended September 30, 1996, and are incorporated by reference in
Part II, Item 7:

Independent Auditors' Report.
Consolidated Balance Sheets, as of September 30, 1996 and 1995. Consolidated Statements of Operations, for the three years ended
    September 30, 1996.
Consolidated Statements of Stockholders' Equity, for the three years ended September 30, 1996.
Consolidated Statements of Cash Flows, for the three years ended
    September 30, 1996.
Notes to Consolidated Financial Statements.

     2.   Exhibits..............................................  Page 17

The following exhibits are filed as part of, or incorporated by reference into, this Report:

3(a)	I 	  Certificate of Incorporation
3(b)	I	   Amendment dated April 10, 1990, to Certificate of Incorporation
3(c)	I	   Amendment dated April 19, 1990, to Certificate of Incorporation
3(d)	I	   Bylaws
4(a)	I	   Form of Stock Certificate
4(b)	I	   CE Software Holdings, Inc., 1990 Stock Option Plan
4(c)	I	   Representative Form of Incentive Stock Option
4(d)	II	  1992 Stock Option Plan
4(e)	II	  Nonemployee Directors Stock Option Plan
10(a)	I	  Agreement and Plan of Reorganization dated February 15, 1990,
      		  between Anubis Corp., CE Software, Inc., Richard Skeie, Donald
		        Brown, and John Kirk on his own behalf and as custodian on behalf of his minor children
10(b)	I  	Profit Sharing Plan of CE Software, Inc.

10(c)	I	  Form of CE Software, Inc., Noncompete-Nondisclosure
          Agreement for Significant Employees
10(d)	III	Amended and restated Executive Employment Agreement with
          Stanford H. Goodman, including Stock Purchase Agreement and
          Non-Recourse Promissory Note
10(e)	IV	 Asset Purchase Agreement
10(f)	IV	 Registration Rights Agreement
10(g)	IV	 Indemnity Agreement
10(h)	IV	 Business Loan Agreement
10(i)	V	  Amended Non-Recourse Promissory Note with Stanford H.Goodman
10(j) VI  First Amendment to Amended and Restated Executive Employment
          Agreement with Stanford H. Goodman
10(k) VII Powercore, Inc., Lawsuit
10(l)		   Settlement Agreement and General Release with Stanford H. Goodman
10(m)		   Unit Purchase and Debt Payment Agreement with 4-Sight plc
10(n)		   Agreement to establish Net Target
11		      Statement Re: Computation of per share (loss) earnings
22		      Subsidiaries of the Registrant
23		      Consent of KPMG Peat Marwick LLP
27        Financial Data Schedule - for SEC filing only

Legend
I	    Incorporated into this Report by reference to the Registrant's
         Registration Statement on Form S-18 which became effective August 31,
         1990, (Registration No. 33-36008C).
II   	Incorporated into this Report by reference to the Registrant's
         Registration Statement on Form S-8 which became effective November
         6, 1992, (Registration # 33-54210).
III	  Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30,
         1993.
IV	   Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 8-K filed on May 24, 1994.
V	    Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30,
         1994.
VI    Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September
         30, 1995.
VII	  Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-QSB for the quarter ended March 31, 1996.

(b)	  Reports on Form 8-K
	     No reports on Form 8-K were filed during the last quarter of fiscal 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					                                    CE SOFTWARE HOLDINGS, INC.
                 					                       (Registrant)

     					                                   	/s/ Richard A. Skeie
					                                    By___________________________
	    				                                (Richard A. Skeie, President, Chief
                                         Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

   Signature	                     Title                            Date



   /s/ Richard A. Skeie	                                          12/20/96
_________________________     President, Chief Executive        ___________
     (Richard A. Skeie)       Officer and Director





   /s/ John S. Kirk                                               12/20/96
_________________________ 	   Secretary and Treasurer,          ___________
     (John S. Kirk)	          Chief Financial Officer,
                              Chief Accounting Officer, and
                              Director



  /s/ David J. Lundquist	                                         12/20/96
_________________________   	 Director                          ___________
    (David J. Lundquist)

                              EXHIBIT INDEX

Exhibit                                                            Reference (*)
Number          Description                                          or  Page #

3(a)	   Certificate of Incorporation		                                     I
3(b)	   Amendment dated April 10, 1990, to Certificate of Incorporation		  I
3(c)	   Amendment dated April 19, 1990, to Certificate of Incorporation		  I
3(d)	   Bylaws		                                                           I
4(a)	   Form of Stock Certificate		                                        I
4(b)	   CE Software Holdings, Inc., 1990 Stock Option Plan		               I
4(c)	   Representative Form of Incentive Stock Option		                    I
4(d)	   1992 Stock Option Plan		                                           II
4(e)	   Nonemployee Director Stock Option Plan		                           II
10(a)	  Agreement and Plan of Reorganization dated February 15, 1990, between Anubis Corp., CE Software, Inc., Richard Skeie, Donald
	       Brown, and John Kirk on his own behalf and as custodian on
        behalf of his minor children		                                     I
10(b)	  Profit Sharing Plan of CE Software, Inc.		                         I
10(c)	  Form of CE Software, Inc., Noncompete-Nondisclosure
        Agreement for Significant Employees		                              I
10(d)	  Amended and restated Executive Employment Agreement with
        Stanford H. Goodman, including Stock Purchase Agreement and
        Non-Recourse Promissory Note	                                     	III
10(e)	  Asset Purchase Agreement with Powercore, Inc.,
        dated May 9, 1994	  IV
10(f)  	Registration Rights Agreement with Powercore, Inc., dated
        May 9, 1994	                                                       IV
10(g)	  Indemnity Agreement with Powercore, Inc., dated May 9, 1994		      IV
10(h)	  Business Loan Agreement with Brenton Bank dated May 6, 1994	      	IV
10(i)	  Amended Non-Recourse Promissory Note with Stanford H.Goodman
        dated July 20, 1994	                                              	V
10(j)	  First Amendment to Amended and Restated Executive Employee
        Agreement with Stanford H. Goodman dated February 24, 1995	       	VI
10(k)	  Powercore, Inc., Lawsuit	                                          VII
10(l)	  Settlement Agreement and General Release with Stanford H.
	      	Goodman dated September 30, 1996	                                Page 19
10(m)	  Unit Purchase and Debt Payment Agreement with 4-Sight Inc.
        dated August 31, 1996	                                           Page 28
10(n)	  Agreement to establish Net Target dated September 30, 1996	      Page 31
11		    Statement Re: Computation of (loss) earnings per share	          Page 39
22		    Subsidiaries of the Registrant 	                                 Page 40
23		    Consent of KPMG Peat Marwick LLP	                                Page 41
27      Financial Data Schedule                                          Page 42

* See legend on following page

                             EXHIBIT INDEX
                              (continued)

Legend

I		    Incorporated into this Report by reference to the Registrant's
           Registration Statement on Form S-18 which became effective
           August 31, 1990, (Registration No. 33-36008C).
II		   Incorporated into this Report by reference to the Registrant's
           Registration Statement on Form S-8 which became effective
           November 6, 1992, (Registration # 33-54210).
III	  	Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended
           September 30, 1993.
IV		   Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 8-K filed on May 24, 1994.
V		    Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended
           September 30, 1994.
VI		   Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended
           September 30, 1995.
VII		  Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-QSB for the quarter ended
           March 31, 1996.