Form 10QSB
period 1996-12-31
CE SOFTWARE HOLDINGS INC
filed 1997-02-13
CIK 866283

                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                           FORM 10-QSB


 X   	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 	For the quarterly period ended December 31, 1996.

     	Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 	For the Transition period from        to       .

                    Commission File No. 0-18809

_______________________________________________________________________________

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

_______________________________________________________________________


Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES   X                                	NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   	January 31, 1997		         Class A   5,627,028
			                 		         Class B           0

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

                                 Contents


Part I	FINANCIAL INFORMATION

  Item 1.		Financial Statements:

          			Consolidated Balance Sheets
			            December 31, 1996 and September 30, 1996.................3

          			Consolidated Statements of Operations
        			    Three Months Ended December 31, 1996 and 1995............4

          			Consolidated Statements of Cash Flows
			            Three Months Ended December 31, 1996 and 1995............5

          			Notes to Consolidated Financial Statements.................6

  Item 2.		Management's Discussion and Analysis of Financial
       		    Condition and Results of Operations........................7


Part II	OTHER INFORMATION

  Item 6.		Exhibits and Reports on Form 8-K.............................9

SIGNATURES.............................................................10

                CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                December 31, 1996 and September 30, 1996
                             (Unaudited)

                               Assets
				                                             December 31	   September 30
Current assets:
	Cash and cash equivalents	                      $1,788,648	    1,862,703
	Trade accounts receivable, net	                  1,811,228	    1,454,887
	Recoverable income taxes	                           22,599	      208,185
	Note receivable 	                                  467,000	      942,444
	Inventories 	                                      467,423	      471,597
	Deferred income taxes 	                            124,000	      119,000
	Other current assets	                              362,557	      321,971
			Total current assets                          	5,043,455	    5,380,787

Property, fixtures, and equipment:
	Land		                                             316,796      	316,796
	Building	                                        1,311,104    	1,311,104
	Fixtures and equipment	                          3,060,500	    3,025,500
				                                              4,688,400	    4,653,400
	Less accumulated depreciation	                   2,099,702	    1,970,580
			Net property, fixtures, and equipment	         2,588,698	    2,682,820

Deferred income taxes	                               59,000	       64,000
Purchased computer software technology, net	        305,198	      384,098
Other intangible assets, net	                       389,159	      411,439
Other assets 	                                       43,713	       47,220
 			                                            	$8,429,223   	 8,970,364


          Liabilities and Stockholders' Equity

Current liabilities:
	Current portion of long-term debt	                 $41,819	       41,133
	Trade accounts payable	                            342,705	      526,030
	Accrued payroll and benefits	                      349,271	      329,091
	Other accrued expenses	                            237,434	      217,625
	Deferred revenue 	                                 496,510	      526,792
			Total current liabilities 	                    1,467,739	    1,640,671

Long-term debt, net of current	                     863,806	      878,292
			Total liabilities 	                            2,331,545	    2,518,963

Stockholders' equity (note 2):
	Common stock, $.02 par value.  Authorized
 10,000,000	shares; issued and outstanding
 5,627,028	and 5,617,128	                           112,541	      112,343
	Additional paid-in-capital	                      6,052,792	    6,038,758
	(Accumulated deficit) Retained earnings 	         (67,655)	      300,300
			Total stockholders' equity 	                   6,097,678	    6,451,401
                                             				$8,429,223	    8,970,364

See accompanying notes to consolidated financial statements.

               CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
          For the three months ended December 31, 1996 and 1995
                             (Unaudited)

                                              				1996	           1995
Net revenues                                 	$2,006,062	        2,688,532
Cost of revenues	                                329,711	          432,771
		Gross profit 	                               1,676,351	        2,255,761

Sales and marketing                             	950,947	        1,022,429
General and administrative	                      713,909	          993,631
Research and development	                        403,887	          516,956
		Operating expenses 	                         2,068,743	        2,533,016
		Operating loss 	                             (392,392)	         (277,255)
Other income (expense):
	Equity in earnings of joint venture                  	-       	    78,516
	Interest income	                                 46,054	           44,707
	Interest expense	                              (21,617)	          (22,016)
		Loss before income taxes 	                   (367,955)	         (176,048)
Income tax (benefit) 	                                 - 	         (45,000)
  Net loss 	                                  $(367,955)	         (131,048)


Average common shares outstanding	             5,622,293	        5,740,607


Loss per share                                   	$(.07) 	            (.02)


See accompanying notes to consolidated financial statements.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
             For the three months ended December 31, 1996 and 1995
                                (Unaudited)


                                                       				     1996	        1995
Cash flows from operating activities:
  	Net loss	                                                 $(367,955)	   (131,048)
   Adjustments to reconcile net loss to
	  net cash (used in) provided by operating activities:
       Depreciation and amortization:
			       Property, fixtures, and equipment    	               133,991	     136,364
			       Purchased software	                                   78,900	      90,289
			       Other                                                 22,280	      44,090
		     Undistributed earnings of joint venture                      	0	     (78,517)
		     Deferred income taxes	                                        0	      25,000
		     (Increase) decrease in trade accounts receivable	      (356,341)	    682,884
			    Decrease (increase) in recoverable income taxes    	    185,586	     (74,041)
    			Decrease in inventories	                                  4,174	      32,183
     		(Increase) decrease in other receivables and
       other assets	                                           (37,079)	     66,717
     		Decrease in accounts payable and accrued
       expenses	                                              (143,336)	   (286,420)
	     	(Decrease) increase in deferred revenue	                (30,282)	     22,340
     		Other	                                                   12,728	     (24,417)
       				Net cash (used in) provided
           by operating activities                            (497,334)	    505,424

Cash flows from investing activities:
	      Proceeds from sale of property and equipment	            12,016	       3,199
      	Purchase of computer software technology	                     0	    (400,000)
	      Purchase of property and equipment	                     (56,169)   	(126,701)
      	Advances received from joint venture	                         0	     150,000
	      Proceeds from note receivable	                          467,000	           0
         		Net cash provided by (used in)
           investing activities 	                              422,847	    (373,502)

Cash flows from financing activities:
	Proceeds from stock options exercised                          	    0	       3,437
	Proceeds from issuance of common stock	                        14,232	           0
	Payment of long-term debt	                                    (13,800)	     (8,700)
		Net cash provided by (used in) financing activities 	            432	      (5,263)

		Net (decrease) increase in cash and cash equivalents    	    (74,055)	    126,659

Cash and cash equivalents at beginning of period	            1,862,703	   1,334,739
Cash and cash equivalents at end of period 	                $1,788,648	   1,461,398


Supplemental disclosures of cash flow information:
	Cash paid during the period for:
  		  Interest	                                                $27,478	      22,259
		    Income taxes	                                                  0	       4,176


See accompanying notes to consolidated financial statements.

                   CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                             December 31, 1996
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

At December 31, 1996, options to purchase an aggregate of 424,350 shares at exercise prices of from $1.25 to $9.25 per share were outstanding.

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

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for the quarters ended December 31, 1996 and 1995.

							Quarter ended December 31,	                      1996     1995

Percentage of net revenues:
	   Net revenues                                       	100%	    100%
	   Cost of revenues	                                    16	      16
	      Gross profit	                                     84      	84

	   Sales and marketing	                                 47	      38
	   General and administrative	                          36      	37
	   Research and development	                            20	      19
	      Total operating expenses	                        103	      94
	      Operating loss	                                  (19)	    (10)

      	Other income, net	                                 1	       3
	   Loss before income taxes	                           (18)     	(7)
	   Income tax (benefit)	                                 -	      (2)
	      Net loss                                        	(18)%	    (5)%


Net  Revenues

Net revenues for the first quarter of the current year were $2,006,000 compared to $2,689,000 for the first quarter of the prior year. Revenues were down in all three product groups, Messaging, Personal Applications, and Calendaring and Scheduling. Revenues from the Company's Messaging products fell 26% compared to the prior year, but still accounted for approximately 76% of total net revenues. These revenues were negatively impacted by Apple Computer's decreased market share of business applications. In November of this quarter, the Company released a Messaging product, QuickMail Pro, that is designed to operate within both the Windows and Appleenvironments. This product is still in the early stages of acceptance and as such, did not significantly impact revenues during the first quarter. Approximately 23% of the Company's revenues were from Personal Application products which is primarily sales of QuicKeys. Calendaring and Scheduling accounted for only 1% of revenues.

Net revenues from international channels decreased to approximately $575,000 in the first quarter of the current year from $671,000 in the first quarter of the prior year, representing 29% and 25% of net revenues, respectively.


Cost of Revenues

The Company's cost of revenues is composed primarily of the costs of manuals, diskettes, packaging, manufacturing expenses, royalties paid to outside developers for the use of certain software included with some of the Company's products, and amortization of capitalized purchased software.

Gross profit as a percentage of net revenues was 84% in both the first quarter of fiscal 1997 and 1996.


Sales and Marketing

Sales and marketing expenses decreased $71,000 during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The decrease is primarily in marketing/advertising expenses which decreased by $67,000.


General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative and technical support personnel, fees for professional services, amortization of other intangible assets and facilities expenses. These expenses for the first quarter decreased 28% or $280,000 from the first quarter of the prior year, representing 36% and 37% of net revenues, respectively. The decrease is primarily in salaries and benefits, $129,000; contract labor and outside services, $31,000; rent $24,000; amortization $22,000; legal and accounting fees, $21,000; travel and entertainment $17,000; telephone expense, $11,000 and postage, $10,000. The decreases are primarily due to staff reductions.


Research and Development

Research and development expenses decreased to $404,000 in the first quarter of fiscal 1997, compared to $517,000 in the first quarter of the prior year, representing 20% and 19% of net revenues, respectively. The primary area that decreased in the first quarter of fiscal 1997 was salaries and benefits, $115,000. The decreases are primarily due to staff reductions.


Income Tax Benefit

The Company recorded no income tax benefit for the first quarter of fiscal 1997. The Company has utilized all available operating loss carrybacks and has recorded a valuation allowance for its operating loss carryforward until future taxable earnings are recorded.


Liquidity and Capital Resources

Cash and cash equivalents decreased by $74,000 to $1,789,000 at the end of the first quarter of fiscal 1997 from $1,863,000 at the end of fiscal 1996. Cash used in operating activities was $497,000. The primary use of cash from operating activities was the increase in the level of trade accounts receivable. This increase was primarily due to one domestic distributor and the timing of their December payments. Cash of $423,000 was generated from investing activities primarily due to receipt of the December installment on the 4-Sight note receivable. The Company believes it can fund its working capital needs from operations, available cash, and from its $2,000,000 line of credit against which the Company has no borrowings as of December 31, 1996.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

                        PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  	(a)	Exhibits

     		(11)  Statement Regarding Computation of Per Share Earnings.......Page 11
       (27)  Financial Data Schedule - for SEC filing only

  	(b)	Reports on Form 8-K

     		There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CE SOFTWARE HOLDINGS, INC.
                                (Registrant)

               Signature	           Title	                 Date


  /s/ Richard A. Skeie 	    	                          February 7, 1997
_________________________	 President, Chief Executive	  ______________
    (Richard A. Skeie)	    Officer and Director



  /s/ John S. Kirk		                                   February 7, 1997
_________________________	 Secretary and Treasurer,    	______________
     (John S. Kirk)	       Chief Financial Officer,
                          	and Chief Accounting
	                          Officer

                             EXHIBIT INDEX

Exhibit
Number             Description

11                 Computation of Earnigs per Common Share             Page 12

27                 Financial Data Schedule - for SEC filing only