Form 10QSB
period 1997-03-31
CE SOFTWARE HOLDINGS INC
filed 1997-05-14
CIK 866283

                U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-QSB


 X   	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended March 31, 1997.

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

Former name, former address and former fiscal year, if changed since last report: No changes.
______________________________________________________________________________

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES   X                                                  	NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

	April 30, 1997	   		         Class A   5,627,028
					                         Class B           0

                   CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

                                  Contents


Part I	FINANCIAL INFORMATION

  Item 1.	Financial Statements:

	Consolidated Balance Sheets
		March 31, 1997 and  September 30,1996..............................3

	Consolidated Statements of Operations
	 	Three and Six Months Ended March 31, 1997 and 1996................4

	Consolidated Statements of Cash Flows
	 	Six Months Ended March 31, 1997 and 1996..........................5

	Notes to Consolidated Financial Statements..........................6

  Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations................................7


Part II	OTHER INFORMATION

  Item 4.	Submission of Matters to a Vote of Security Holders....... 11

  Item 6.	Exhibits and Reports on Form 8-K...........................12

SIGNATURES...........................................................12

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      March 31, 1997 and September 30, 1996
                                   (Unaudited)

ASSETS:		                                       	 March 31  	     September 30
Current assets:
	Cash and cash equivalents		                  		 $1,852,222	         1,862,703
	Short-term investments					                        282,856	                	-
	Trade accounts receivable, net				               1,161,536         	1,454,887
	Recoverable income taxes				                        22,599	           208,185
	Note receivable							                                   -	           942,444
	Inventories 					 	                                507,596         	  471,597
	Deferred income taxes 				 	                       107,000         	  119,000
	Other current assets	      				                    302,452         	  321,971
			Total current assets 			                       4,236,261	         5,380,787

Property, fixtures, and equipment:
	Land	                                     					  	 316,796	           316,796
	Building					 	                                  1,312,110	         1,311,104
	Fixtures and equipment	  				                    3,000,809        	 3,025,500
							 	                                         4,629,715	         4,653,400
	Less accumulated depreciation	       			         2,186,158	         1,970,580
			Net property, fixtures, and equipment	         2,443,557         	2,682,820

Deferred income taxes		                       				   76,000             64,000
Purchased computer software technology, net 			     226,298	           384,098
Other intangible assets, net					                   366,879	          	411,439
Other assets 	   	      					                        68,170      	     	47,220
                                         								$7,417,165	         8,970,364

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
	Current portion of long-term debt			               $42,331	           	41,133
	Trade accounts payable	  				                      224,894	           526,030
	Accrued payroll and benefits			                   	298,703	           329,091
	Other accrued expenses					                        156,327	           217,625
	Deferred revenue 	     			                        	303,000	           526,792
			Total current liabilities 		                   1,025,255	         1,640,671
Long-term debt, net of current portion	     			     856,418	 	         878,292
			Total liabilities 			                          1,881,673	         2,518,963

Stockholders' equity (note 2):
	Common stock, $.02 par value.  Authorized
 10,000,000 shares; issued and outstanding
 5,627,028 and 5,617,128 	                          112,541	           112,343
	Additional paid-in-capital	                      6,052,792	         6,038,758
	(Accumulated deficit) retained earnings 	        (629,841)	           300,300
			Total stockholders' equity 	                   5,535,492         	6,451,401
                     	                        			$7,417,165	         8,970,364

See accompanying notes to condensed consolidated financial statements.

                 CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
         For the three and six months ended March 31, 1997 and 1996
                                (Unaudited)

                  			  		 Three Months Ended March 31,   Six Months Ended March 31,
				                           1997	           1996	         1997	        1996
Net revenues              	$1,668,303     	3,001,574	    3,674,365	    5,690,106
Cost of revenues  	           274,950	       510,512	      604,661	      943,283
	Gross profit              	1,393,353	     2,491,062	    3,069,704	    4,746,823

Sales and marketing	          958,044	     1,107,805	    1,908,991	    2,130,234
General and administrative	   644,666	     1,028,618	    1,358,575	    2,022,249
Research and development	     363,088	       505,474	      766,975	    1,022,430
	Operating expenses	        1,965,798	     2,641,897	    4,034,541	    5,174,913
	Operating loss	             (572,445)	     (150,835)    	(964,837)	    (428,090)

Other income (expense):
Equity in (loss) earnings
    of joint venture                -	       (33,281)	           -	       45,235
Interest expense	             (20,480)	      (22,518)	     (42,097)	     (44,534)
Interest income	               30,739	        42,062	       76,793	       86,769
	Loss before income taxes	   (562,186)	     (164,572)	    (930,141)    	(340,620)

Income tax benefit  	               - 	       41,000	            - 	      86,000
	Net loss                  	$(562,186)	     (123,572)	    (930,141)	    (254,620)


Average common shares
outstanding	                5,627,028	     5,743,691	    5,624,661    	5,742,149



Net loss per share	            $(.10)	         (.02)	         (.17)	       (.04)




See accompanying notes to condensed consolidated financial statements.

                 CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
              For the six months ended March 31, 1997 and 1996
                               (Unaudited)

				                                                    1997	         1996
Cash flows from operating activities:
	Net loss		                                           $(930,141)	   (254,620)
 Adjustments to reconcile net loss to net
	cash (used in) provided by operating activities:
 Depreciation and amortization:
	    		Property, fixtures, and equipment	               264,625	     269,331
			    Purchased software technology	                   157,800	     191,689
			    Other	                                            44,560	      88,180
 Undistributed earnings of joint venture	                     -	     (45,235)
	Deferred income taxes	                                       -	      (7,000)
 Decrease in trade accounts receivable	                 293,351	     532,513
	Decrease (increase) in recoverable income taxes 	      185,586	     (83,805)
 (Increase) decrease in inventories	                    (35,999)	      9,112
 (Increase) decrease in other receivables and
      	other assets	                                     (1,431)	    188,113
 Decrease in accounts payable and accrued
       expenses	                                       (392,822)	   (162,069)
	Decrease in deferred revenue	                         (223,792)   	(240,373)
 Other		                                                 35,293 	    (52,604)
			    Net cash (used in) provided by operating
       activities 	                                    (602,970)	    433,232

Cash flows from investing activities:
	Proceeds from sale of property,
       fixtures, and equipment	                          12,816	       3,199
	Purchase of computer software technology	                    -	    (400,000)
	Purchase of property, fixtures, and equipment	         (65,027)	   (294,792)
	Purchases of short-term investments	                  (282,856)	          -
	Advances received from joint venture	                        -	     150,000
	Proceeds from note receivable	                         934,000	           -
     		Net cash provided by (used in)
       investing activities 	                           598,933	    (541,593)

Cash flows from financing activities:
	Proceeds from stock options exercised	                       -	       7,010
	Proceeds from issuance for common stock                	14,232	           -
	Payment of long-term debt	                             (20,676)	    (17,141)
		     Net cash used in financing activities     	       (6,444) 	   (10,131)

     		Net decrease in cash and cash equivalents	       (10,481)	   (118,492)

Cash and cash equivalents at beginning of period	     1,862,703 	  1,334,739
Cash and cash equivalents at end of period 	         $1,852,222	   1,216,247

Supplemental disclosures of cash flow information:
	Cash paid during the period for:
		     Interest	                                        $41,242	      44,478
		     Income taxes	                                          -	       4,976


See accompanying notes to condensed consolidated financial statements.

                    CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                  March 31, 1997
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

At March 31, 1997, options to purchase an aggregate of 776,311 shares at exercise prices from $.88 to $9.25 per share were outstanding.

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

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for the quarters and six month periods ended March 31, 1997 and 1996.

                           	 Quarter Ended March 31, 	Six Months Ended March 31,
		                               1997	        1996	        1997	         1996
Percentage of net revenues:
	Net revenues	                   100%	        100%	        100%	         100%
	Cost of revenues	                16	          17	          16	           17
	    Gross profit	                84	          83	          84	           83

	Sales and marketing	             57	          37	          52	           37
	General and administrative	      39	          34	          37	           36
	Research and development	        22	          17	          21	           18
	    Total operating expenses	   118	          88	         110	           91
	    Operating loss	             (34)	         (5)	        (26)	          (8)

	Other income, net	                0	           0	           1	            2
	    Loss before income taxes	   (34)         	(5)	        (25)	          (6)
	Income tax benefit	               0	          (1)	          0	           (2)
	    Net loss                   	(34)%	        (4)%       	(25)%	         (4)%


Three Month Analysis


Net Revenues

Net revenues for the second quarter of the current year were $1,668,000 compared to $3,001,000 for the second quarter of the prior year. The 44% decrease in revenues was due to a $1,009,000, or 43% decrease in revenues from the Company's Messaging products; a $262,000, or 45% decrease in revenues from the Company's Personal Applications products; and a $62,000, or 67% decrease in revenues from the Company's Calendaring and Scheduling products.

Revenues from Messaging products accounted for 79% of total net revenues. In Management's opinion, these revenues were negatively impacted by a continued weak Macintosh market. Going forward the Company's crossplatform Messaging product, QuickMail Pro, will not be tied to the success of the Macintosh market. Revenues in the prior year, from these products, were positively impacted by the release of QuickMail version 3.6, in March of 1996. Revenues from Personal Applications products were negatively impacted by reduced sales of WebArranger. This decrease was partially offset by an increase in revenues from QuicKeys. Revenues from Calendaring and Scheduling products accounts for only 2% and 3% of net revenues during the second quarter of fiscal 1997 and 1996, respectively.

Net revenues from international channels decreased to approximately $441,000 from $793,000 in the second quarter of the prior year, representing 26% of total net revenues in both periods.


Cost of Revenues

The Company's cost of revenues is composed primarily of the costs of manuals, diskettes, packaging, manufacturing expenses, royalties paid to outside developers for the use of certain software included with some of the Company's products, and amortization of capitalized purchased software.

Gross profit as a percentage of net revenues was 84% and 83% in the second quarter of fiscal 1997 and 1996, respectively. The improvement in the second quarter of fiscal 1997 is mainly due to a somewhat lower royalty expense paid to outside developers.


Sales and Marketing

Sales and marketing expenses decreased $150,000 during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. This decrease was primarily in marketing/advertising expense, $120,000, and salaries and benefits, $33,000. The decrease in marketing/advertising expense was primarily due to significantly less direct mail campaigns. The decrease in salaries and benefits was due to both lower sales commissions and a smaller staff.


General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the second quarter decreased 37% or $384,000 from the second quarter of the prior year. The decrease was primarily in salaries and benefits, $195,000; contract labor, $118,000; rent, $26,000; and amortization expense, $22,000. The decreases are primarily due to smaller staff levels, fewer consultants, and less executive salaries.


Research and Development

Research and development expenses decreased to approximately $363,000 in the second quarter of the current year from $505,000 in the second quarter of the prior year, representing 22% and 17% of net revenues, respectively. The primary area that decreased in the second quarter of fiscal 1997 was salaries and benefits, $114,000. This decrease was predominantly associated with a somewhat smaller staff. Staff reductions were the result of a more focused development effort.

Income Tax Benefit

The Company recorded no income tax benefit for the second quarter of fiscal 1997. The Company has utilized all available net operating loss carrybacks and has recorded a valuation allowance for its net operating loss carryforward until future taxable earnings are recorded.


Six Month Analysis


Net Revenues

Net revenues for the first six months of the current year were $3,674,000 compared to $5,690,000 for the same period last year. The 35% decrease in net revenues was due to a $1,536,000, or 35% decrease in revenues from the Company's Messaging products; a $367,000, or 32% decrease in revenues from the Company's Personal Applications products; and a $113,000, or 68% decrease in revenues from the Company's Calendaring and Scheduling products.

Revenues from Messaging products accounted for 77% of total net revenues. In Management's opinion, these revenues were negatively impacted by a continued weak Macintosh market. Going forward the Company's crossplatform Messaging product, QuickMail Pro, will not be tied to the success of the Macintosh market. Revenues in the prior year, from these products, were positively impacted by the release of QuickMail version 3.6, in March of 1996. Revenues from Personal Applications products were negatively impacted by reduced sales of WebArranger. This decrease was partially offset by a slight increase in revenues from QuicKeys. Revenues from Calendaring and Scheduling products accounts for only 1% and 3% of net revenues during the first six months of fiscal 1997 and 1996, respectively.

International net revenues decreased to $1,016,000 in the first six months of the current year from $1,402,000 in first six months of the prior year, representing 28% and 25% of net revenues, respectively.


Cost of Revenues

The Company's cost of revenues is composed primarily of the costs of manuals, diskettes, packaging, manufacturing expenses, royalties paid to outside developers from the use of certain software included with some of the Company's products, and amortization of capitalized purchased software.

Gross profit as a percentage of net revenues was 84% and 83% in the first six months of fiscal 1997 and 1996, respectively. The improvement in fiscal 1997 was mainly due to a slightly lower cost of materials.


Sales and Marketing

Sales and marketing expenses decreased $221,000 during the first six months of fiscal 1997 compared to the first six months of fiscal 1996. This decrease was primarily in marketing/advertising expense, $187,000, and salaries and benefits, $33,000. The decrease in marketing/advertising expense was primarily due to significantly less direct mail campaigns. The decrease in salaries and benefits was due to both lower sales commissions and a smaller staff.

General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the first six months decreased 33% or $664,000 from the same period last year. The decrease was primarily in salaries and benefits, $324,000; contract labor and outside services, $150,000; rent, $50,000; amortization expense, $44,000; facility overhead expenses, $33,000; travel and entertainment, $24,000; and office supplies, $17,000. These decreases are primarily due to smaller staff levels, fewer consultants, and less executive salaries.


Research and Development

Research and development expenses decreased to approximately $767,000 for the first six months of the current year from $1,022,000 in the same period last year, representing 21% and 18% of net revenues, respectively. The primary area that decreased in the first six months of fiscal 1997 was salaries and benefits, $230,000. This decrease was predominantly associated with a somewhat smaller staff. Staff reductions were the result of a more focused development effort.


Income Tax Benefit

The Company recorded no income tax benefit for the first six months of fiscal 1997. The Company has utilized all available net operating loss carrybacks and has recorded a valuation allowance for its net operating loss carryforward until future taxable earnings are recorded.


Liquidity and Capital Resources

Cash and cash equivalents remained virtually unchanged at $1,852,000 at the end of the first six months of fiscal 1997 from $1,863,000 at the end of fiscal 1996. The primary source of cash was $934,000 provided from payments made on the 4-Sight note receivable. As of March 31, 1997 this receivable has been paid in full. Of the cash received, $283,000 was placed in a short-term investment. This investment consists of a U.S. Treasury bill which we intend to hold until maturity. The net loss for the year was the primary reason for the $603,000 of cash being used in operating activities. The Company believes it can fund its working capital needs from operations, available cash, available investments, and from its $2,000,000 line of credit, against which the Company has no borrowings as of March 31, 1997.


Risk and Uncertainty

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-QSB which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be effected on a timely basis, the risk that such products may not achieve market acceptance within the Windows or Macintosh markets, and the risk that the Company would not be able to fund its working capital needs from cash flow, or be able to borrow under its line of credit.

                 CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

                        PART II:  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's Annual Meeting on February 28, 1997, all Directors were re-elected as follows:

              				             For		       Withheld

		Sheldon T. Fleck	         4,726,943	      206,535
		Stanford H. Goodman	      4,699,038	      234,440
	 John S. Kirk  		          4,732,493      	200,985
		David J. Lundquist	       4,727,993      	205,485
		Richard A. Skeie	         4,700,753      	232,725


The amendment to the 1990 Stock Option Plan was approved by the following vote.

                                            							Abstained or
	                For		          Against		          Broker non-vote

            		4,518,699	        248,039	              164,740


The amendment to the 1992 Stock Option Plan was approved by the following vote.

                                            							Abstained or
	                For		           Against		         Broker non-vote

            		4,517,384	        245,339	               169,755


The amendment to the Nonemployee Directors Stock Option Plan was approved by the following vote.

			              				                              Abstained or
   	             For		           Against	   	      Broker non-vote

            		4,564,923	         255,024	               112,531


KPMG Peat Marwick LLP's selection as independent public accountants for the company was approved by the following vote.

                                            							Abstained or
   	             For		           Against         		Broker non-vote

            		4,896,483	          17,985	                 18,010

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits - Index on page 13
			11   Computation of Earnings per Common Share
			27   Financial Data Schedule - for SEC filing only

	(b)	Reports on Form 8-K
		There were no reports on Form 8-K filed during the quarter ended
  March 31, 1997.






                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CE SOFTWARE HOLDINGS, INC.
                               (Registrant)

           Signature	                  Title	                    Date


      /s/ Richard A. Skeie 		                                 May 12, 1997
   _________________________	  President, Chief Executive	   ______________
       (Richard A. Skeie)	     Officer and Director



     /s/ John S. Kirk			                                      May 12, 1997
   _________________________	  Secretary and Treasurer,	     ______________
       (John S. Kirk)	         Chief Financial Officer,
                              	and Chief Accounting Officer

                                EXHIBIT INDEX


Exhibit
Number         	Description


11       	Computation of Earnings per Common Share         		Page 14
27	       Financial Data Schedule - for SEC filing only