Form 10QSB
period 1997-06-30
CE SOFTWARE HOLDINGS INC
filed 1997-08-12
CIK 866283

                U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                              FORM 10-QSB


 X   	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
	     For the quarterly period ended June 30, 1997.

     	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	     For the Transition period from        to       .

                        Commission File No. 0-18809
______________________________________________________________________________


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

                               (515) 221-1801
            (Registrant's telephone number, including area code)

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

              YES   X                                 	NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

	July 31, 1997		          	Common Stock		1,075,400
					                      Class B Common Stock		0

                 CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

                                  Contents


Part I	FINANCIAL INFORMATION

  Item 1.	Financial Statements:

	Consolidated Balance Sheets
		June 30, 1997 and  September 30,1996..........................	3

	Consolidated Statements of Operations
	 	Three and Nine Months Ended June 30, 1997 and 1996.......    	4

	Consolidated Statements of Cash Flows
	 	Nine Months Ended June 30, 1997 and 1996......................5

	Notes to Consolidated Financial Statements.....................	6

  Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations...........................	7


Part II	OTHER INFORMATION

  Item 1.	Legal Proceedings.....................................	12

  Item 4.	Submission of Matters to a Vote of Security Holders...	12

  Item 6.	Exhibits and Reports on Form 8-K......................	12

SIGNATURES......................................................	13

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                    June 30, 1997 and September 30, 1996
                                (Unaudited)

             ASSET
                 	                               June 30	       September 30
Current assets:
	Cash and cash equivalents	                     $1,687,566       	1,862,703
	Short-term investments	                           287,143               	-
	Trade accounts receivable, net	                 1,073,379	       1,454,887
	Recoverable income taxes                          	24,153	         208,185
	Note receivable	                                        -	         942,444
	Inventories 	                                     632,234	         471,597
	Deferred income taxes 	                           108,000	         119,000
	Other current assets	                             267,417	         321,971
			Total current assets 	                        4,079,892       	5,380,787

Property, fixtures, and equipment:
	Land		                                            316,796         	316,796
	Building	                                      	1,312,016	       1,311,104
	Fixtures and equipment	                         2,998,465	       3,025,500
				                                             4,627,277	       4,653,400
	Less accumulated depreciation	                  2,308,938      	 1,970,580
			Net property, fixtures, and equipment	        2,318,339	       2,682,820

Deferred income taxes	                              75,000	          64,000
Purchased computer software technology, net 	      177,780	         384,098
Other intangible assets, net (note 2)	             204,545	         411,439
Other assets 	   	                                  63,172	          47,220
                                            				$6,918,728	       8,970,364

      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
	Current portion of long-term debt	                $42,938	          41,133
	Trade accounts payable	                           253,087         	526,030
	Accrued payroll and benefits	                     333,583	         329,091
	Other accrued expenses	                           136,544	         217,625
	Deferred revenue 	                                178,024	         526,792
			Total current liabilities 	                     944,176	       1,640,671
Long-term debt, net of current portion	            845,466	         878,292
			Total liabilities 	                           1,789,642	       2,518,963

Stockholders' equity (note 3):
	Common stock, $.10 par value.
    Authorized 2,000,000 shares; issued and
    outstanding 1,075,400 and 1,123,426 	          107,540	         112,343
	Additional paid-in-capital (note 2)	            5,893,710	       6,038,758
 (Accumulated deficit) retained earnings 	        (872,164)	        300,300
			Total stockholders' equity                 	  5,129,086	       6,451,401
                                            				$6,918,728	       8,970,364


See accompanying notes to condensed consolidated financial statements.

                    CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
             For the three and nine months ended June 30, 1997 and 1996
                                    (Unaudited)

         				        	   Three Months Ended June 30,         Nine Months Ended June 30,

				                        1997	           1996	              1997	        1996
Net revenues	               $1,654,630	    2,259,718	         5,328,995	   7,949,824
Cost of revenues	              278,109	      433,557	           882,770	   1,376,840
	Gross profit	               1,376,521	    1,826,161	         4,446,225	   6,572,984

Sales and marketing	           776,219	    1,091,809	         2,685,210	   3,222,043
General and administrative	    511,564	      954,048	         1,870,139	   2,976,297
Research and development	      336,303	      535,999	         1,103,278	   1,558,429
Write-off of intangible
  assets and restructuring
  expenses (note 4)	                 -	      800,746	                 -	     800,746
Operating expenses	          1,624,086    	3,382,602	         5,658,627  	 8,557,515
Operating loss	               (247,565)  	(1,556,441)	       (1,212,402)	 (1,984,531)

Other income (expense):
Equity in earnings of
    joint venture	                   -        	8,416                 	-	      53,651
Interest expense	              (20,693)	     (22,947)	          (62,790)	    (67,481)
Interest income	                25,935	       42,848	           102,728	     129,617
	Loss before income taxes	    (242,323)	  (1,528,124)	       (1,172,464)	 (1,868,744)

Income tax benefit	                  - 	           -	                 - 	     86,000
	Net loss	                   $(242,323)	  (1,528,124)	       (1,172,464)	 (1,782,744)


Average common shares
  outstanding (note 3)	      1,075,406    	1,148,691	         1,108,423	   1,148,517



Net loss per share (note 3)	    $(.23)	       (1.33)	            (1.06)	       (1.55)





See accompanying notes to condensed consolidated financial statements.

                   CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 For the nine months ended June 30, 1997 and 1996
                                   (Unaudited)

                                              				    1997	          1996
Cash flows from operating activities:
	Net loss		                                        $(1,172,464)   	(1,782,744)
Adjustments to reconcile net
loss to net cash (used in) provided
by operating activities:
Depreciation and amortization:
			Property, fixtures, and equipment	                   390,243	       409,207
			Purchased software technology	                       206,318       	273,089
			Other	                                                66,840       	132,201
			Write-off of Powercore, Inc.
   intangibles assets	                                        -	       509,551
	Undistributed earnings of joint venture	                     -	       (53,651)
	Deferred income taxes	                                       -	       (21,000)
			Decrease in trade accounts receivable                381,508      1,033,768
			Decrease (increase) in recoverable income taxes     	184,032	       (67,801)
			(Increase) decrease in inventories	                 (160,637)       	45,687
			Decrease in other receivables and other assets       	34,315	       438,096
			Decrease in accounts payable and accrued expenses	  (373,541)	     (245,866)
  	Decrease in deferred revenue                        (348,768)	     (176,323)
	  Other		                                               35,686 	      (46,286)
			Net cash (used in) provided by
   operating activities                              	 (756,468)	      447,928

Cash flows from investing activities:
	  Proceeds from sale of property,
   fixtures, and equipment	                              12,841          	9,962
	  Purchase of computer software technology	                  -	       (400,000)
	  Purchase of property, fixtures, and equipment	       (65,865)	      (426,556)
	  Purchases of short-term investments	                (282,856)	            -
	  Advances received from joint venture                      	-	        150,000
	  Proceeds from note receivable	                       934,000               -
	 	Net cash provided by (used in) investing activities 	598,120	       (666,594)

Cash flows from financing activities:
	  Proceeds from stock options exercised	                     -          	7,010
  	Proceeds from issuance of common stock	               14,232	              -
	  Payment of long-term debt	                           (31,021)	       (25,152)
		 Net cash used in financing activities 	              (16,789)	       (18,142)

		 Net decrease in cash and cash equivalents	          (175,137)	      (236,808)

Cash and cash equivalents at beginning of period	     1,862,703	      1,334,739
Cash and cash equivalents at end of period 	         $1,687,566	      1,097,931


Supplemental disclosures of cash flow information:
	Cash paid during the period for:
		Interest                                             	$61,855	         67,724
		Income taxes	                                          $1,554          	4,976

See accompanying notes to condensed consolidated financial statements.

                      CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                                     June 30, 1997
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

2)	Settlement of Powercore Lawsuit

The Company was plaintiff in a legal proceeding against Powercore, Inc., which was settled in the third quarter of fiscal 1997. The terms of the settlement resulted in the return of 250,000 (pre-split) shares of the Company's stock which had been held in escrow since 1994. The recovery and cancellation of the stock resulted in a reduction in stockholders' equity and a corresponding gain on the settlement of approximately $140,000, net of contingent legal fees paid.

The carrying value of the Powercore customer list, an intangible asset, was also reduced by approximately $140,000. This reduction was based on analysis of undiscounted future cash flows associated with the Powercore acquired assets. The combined effect of this write-off and the above gain was a reduction in stockholders' equity and a reduction in intangible assets. There was no net impact on the results of operations during the current period.

3)	The Reverse Stock Split

On June 30, 1997, the Company executed a one for five, reverse stock split, the effect of which was the conversion of 5,377,028 shares of par $.02 common stock into 1,075,400 shares of par $.10 common stock. Shareholders owning fractional shares, as a result of the reverse split, were paid cash in lieu of issuing any fractional shares. All common share and per share amounts have been restated retroactively to give effect to the reverse stock split. At June 30, 1997, options to purchase an aggregate of 145,337 (post-split) shares at exercise prices from $4.38 to $46.25 per share were outstanding.

4)	Write-off of Intangible Assets and Restructuring Expenses

In the third quarter of fiscal 1996 the Company reported a one-time charge of approximately $801,000. Of this charge, $510,000 related to the write-off of intangible assets. These intangible assets were acquired in fiscal 1994 from Powercore, Inc. and were determined to be impaired due to continued poor revenue performance and an assessment of their recoverability through an analysis of undiscounted estimated future cash flows. An additional expense of $184,000 was recorded related to the write-off of prepaid developer royalties that were expensed in the quarter due to current and estimated future decreasing revenues associated with the products. The remaining charge of $107,000 related to restructuring expenses associated with workforce reductions and the consolidation of offices.

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

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for the quarters and nine month periods ended June 30, 1997 and 1996.


                             	Quarter Ended June 30,	 Nine Months Ended June 30,

                                   1997	     1996	        1997	    1996
 Percentage of net revenues:
	Net revenues	                     100%	     100%	        100%	    100%
	Cost of revenues	                  17	       19	          17	      17
	    Gross profit	                  83	       81	          83	      83

	Sales and marketing	               47	       48	          50	      41
	General and administrative	        31	       42	          35	      37
	Research and development	          20	       24	          21	      20
	Write-off of intangible
   assets and restructuring
   expenses	                         0	       36	           0	      10
	    Total operating expenses	      98      	150	         106	     108
	    Operating loss               	(15)     	(69)        	(23)	    (25)

	Other income, net	                  0	        1	           1	       2
	    Loss before income taxes	     (15)     	(68)        	(22)    	(23)
	Income tax benefit	                 0	        0	           0	       1
	    Net loss	                     (15)%	    (68)%	       (22)%   	(22)%


Three Month Analysis

Net Revenues

Net revenues for the third quarter of the current year were $1,655,000 compared to $2,260,000 for the third quarter of the prior year. The 27% decrease in revenues was due to a $589,000, or 26% decrease in revenues from the Company's Messaging products; and a $71,000, or 80% decrease in revenues from the Company's Calendaring and Scheduling products. These decreases were partially offset by a $55,000, or 19% increase in revenues from the Company's Personal Applications products.

Revenues from Messaging products accounted for 78% of total net revenues. Historically these revenues were primarily derived from QuickMail LAN, the Company's, Macintosh server based, E-mail solution. In management's opinion, these revenues have been negatively impacted by a continued weak Macintosh market. The Company has recently developed and begun marketing QuickMail Pro and QuickMail Office. These crossplatform, open standards, Messaging products are not tied to the success of the Macintosh market. To date, revenues from these products have totaled approximately $1 million, with the majority being recorded in the third quarter. Customer feedback and favorable product reviews in the press indicate widening acceptance of these new open standards products. In management's opinion these positive sales trends will continue and should more than offset decreases in QuickMail LAN to produce top-line growth.

Revenues from Personal Applications products were positively impacted in the current quarter by continued upgrade revenues from QuicKeys 3.5, the Company's Macintosh PowerPC Native version of the product. Revenues from Calendaring and Scheduling products are expected to continue to decline and account for only 1% and 4% of net revenues during the third quarter of fiscal 1997 and 1996, respectively.

Net revenues from international channels decreased to $486,000 from $678,000 in the third quarter of the prior year, representing 29% and 30%, respectively of total net revenues. In the fourth quarter of fiscal 1997, Management expects to launch our new open standards Messaging products in France, Germany, Sweden, and Australia. This launch is anticipated to add momentum to international sales of QuickMail.


Cost of Revenues

The Company's cost of revenues is composed primarily of the costs of manuals, diskettes, packaging, manufacturing expenses, royalties paid to outside developers for the use of certain software included with some of the Company's products, and amortization of capitalized purchased software.

Gross profit as a percentage of net revenues was 83% and 81% in the third quarter of fiscal 1997 and 1996, respectively. The improvement in the third quarter of fiscal 1997 is mainly due to a somewhat lower royalty expense paid to outside developers.


Sales and Marketing

Sales and marketing expenses decreased $316,000 during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. This decrease was primarily in salaries and benefits, $148,000; marketing/advertising expense, $100,000; travel and entertainment, $33,000; relocation, $11,000; and contract labor, $11,000. The decrease in salaries and benefits was due to both fewer sales and marketing staff, as well as lower sales commissions. The decrease in marketing/advertising expense was primarily due to reduced attendance of industry trade shows.


General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the third quarter decreased 46% or $442,000 from the third quarter of the prior year. Virtually all expense categories were reduced, the largest of which included salaries and benefits, $207,000; contract labor and other outside services, $80,000; facility overhead expenses, $28,000; rent, $24,000; shipping expenses, $23,000; amortization expense, $22,000; loss on sale of fixed assets, $15,000; offices supplies, $14,000; and travel $10,000. The decreases are primarily due to smaller staff levels, fewer consultants, and less executive salaries.

Research and Development

Research and development expenses decreased to $336,000 in the third quarter of the current year from $536,000 in the third quarter of the prior year, representing 20% and 24% of net revenues, respectively. The primary areas that decreased in the third quarter of fiscal 1997 were salaries and benefits, $117,000; contract labor, $43,000; facility overhead expenses, $10,000; travel and entertainment, $8,000; and training, $7,000. These decreases were predominantly associated with a somewhat smaller staff. Staff reductions were the result of a more focused development effort and the departure of two engineers, who left the Company to be part of the spin-off of a joint venture.

Income Tax Benefit

The Company recorded no income tax benefit for the third quarter of fiscal 1997. The Company has utilized all available net operating loss carrybacks and has recorded a valuation allowance for its net operating loss carryforward until future taxable earnings are recorded.


Nine Month Analysis

Net  Revenues

Net revenues for the first nine months of the current year were $5,329,000 compared to $7,950,000 for the same period last year. The 33% decrease in net revenues was due to a $2,125,000, or 34% decrease in revenues from the Company's Messaging products; a $312,000, or 22% decrease in revenues from the Company's Personal Applications products; and a $184,000, or 72% decrease in revenues from the Company's Calendaring and Scheduling products.

Revenues from Messaging products accounted for 78% of total net revenues. Historically, these revenues were primarily derived from QuickMail LAN, the Company's, Macintosh server based, E-mail solution. In management's opinion, these revenues have been negatively impacted by a continued weak Macintosh market. The Company has recently developed and begun marketing QuickMail Pro and QuickMail Office. These crossplatform, open standards, Messaging products are not tied to the success of the Macintosh market. To date, revenues from these products have totalled approximately $1 million, with the majority being recorded in the third quarter. Customer feedback and favorable product reviews in the press indicate widening acceptance of these new open standards products. In management's opinion these positive sales trends will continue and should more than offset decreases in QuickMail LAN to produce top-line growth.

Revenues from Personal Applications products were negatively impacted by reduced sales of WebArranger. This decrease was partially offset by improved revenues from QuicKeys 3.5, the Company's Macintosh PowerPC Native version of the product. Revenues from Calendaring and Scheduling products are expected to continue to decline and account for only 1% and 3% of net revenues during the first nine months of fiscal 1997 and 1996, respectively.

Net revenues from international channels decreased to $1,502,000 in the first nine months of the current year from $2,080,000 in the first nine months of the prior year, representing 28% and 26%, respectively of total net revenues. In the fourth quarter of fiscal 1997, management expects to launch our new open standards Messaging products in France, Germany, Sweden, and Australia. This launch is anticipated to add momentum to international sales of QuickMail.

Cost of Revenues

The Company's cost of revenues is composed primarily of the costs of manuals, diskettes, packaging, manufacturing expenses, royalties paid to outside developers from the use of certain software included with some of the Company's products, and amortization of capitalized purchased software.

Gross profit as a percentage of net revenues was 83% in both the first nine months of fiscal 1997 and 1996.


Sales and Marketing

Sales and marketing expenses decreased $537,000 during the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. This decrease was primarily in marketing/advertising expense, $287,000; salaries and benefits, $181,000; and travel and entertainment, $41,000. The decrease in marketing/advertising expense was primarily due to significantly less direct mail campaigns. The decrease in salaries and benefits was due to both fewer sales and marketing staff, as well as lower sales commissions.


General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the first nine months decreased 37% or $1,106,000 from the same period last year. Virtually all expense categories were reduced, the largest of which included salaries and benefits, $532,000; contract labor and other outside services, $229,000; rent, $91,000; amortization expense, $65,000; facility overhead expenses, $60,000; shipping expenses, $39,000; office supplies, $32,000; travel and entertainment, $19,000; and training, $15,000. These decreases are primarily due to smaller staff levels, fewer consultants, and less executive salaries.


Research and Development

Research and development expenses decreased to approximately $1,103,000 for the first nine months of the current year from $1,558,000 in the same period last year, representing 21% and 20% of net revenues, respectively. The primary areas that decreased in the first nine months of fiscal 1997 were salaries and benefits, $347,000; contract labor, $30,000;facility overhead expenses, $19,000; travel and entertainment, $18,000; and offices supplies, $17,000 These decrease were predominantly associated with a somewhat smaller staff. Staff reductions were the result of a more focused development effort adn the departure of two engineers, who left the Company to be part of the spin-off of a joint venture.


Income Tax Benefit

The Company recorded no income tax benefit for the first nine months of fiscal 1997. The Company has utilized all available net operating loss carrybacks and has recorded a valuation allowance for its net operating loss carryforward until future taxable earnings are recorded.

Liquidity and Capital Resources

Cash and cash equivalents decreased $175,000 during the first nine months of fiscal 1997 to a balance of $1,688,000. The primary source of cash was $934,000 provided from payments made on the 4-Sight note receivable. Of the cash received, $283,000 was placed in a short-term investment. This investment consists of a U.S. Treasury bill which we intend to hold until maturity. The net loss for the year was the primary reason for the $756,000 of cash being used in operating activities. The Company believes it can fund its working capital needs from operations, available cash, available instruments, and its $2,000,000 line of credit, against which the Company has no borrowings as of June 30, 1997.


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

                     CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

                           PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company and its subsidiary, CE Software, Inc. were plaintiffs in a legal proceeding against Powercore, Inc., and its principal owners. The complaint alleged a breach of contract and fraud in connection with the sale of Powercore's assets. The complaint was filed February 22, 1996, in the United States District Court for the Northern District of Illinois, Eastern Division. This proceeding was terminated on May 27, 1997, in an out of court settlement. The terms of the settlement resulted in the return of 250,000 (pre-split) shares of the Company's stock which had been held in escrow since 1994. Recovery of the stock resulted in a reduction in stockholders' equity, and a reduction in the value of intangible assets. There was no net impact on the results of operations during the current period. See footnote 2 in "Notes to Consolidated Financials Statements" for further explanation of the accounting treatment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Holders of a majority of the outstanding shares of the voting common stock of the Company consented, in lieu of a meeting, to the adoption of an Amendment to the Restated Certificate of Incorporation of the Company. At the time of the action a total of 5,627,028 shares were outstanding.

The Amendment was approved by the consent of holders of 52.37% of the shares of voting common stock. The following responses were received from shareholders whose consent was sought by the Company:

                                      							 Abstained or
	             For		         Against		         Broker non-vote

          	2,947,021	        11,900	            N/A


Adoption of the Amendment of the Restated Certificate of Incorporation of the Company had the effect of converting all outstanding shares of par $.02 voting common stock of the Company ("par $.02 Common Stock") into shares of par $.10 voting common stock of the Company ("par $.10 Common Stock") at a conversion ratio of five shares of par $.02 Common Stock for one share of par $.10 Common Stock (the "Reverse Split"). The Reverse Split was proposed by the Board of Directors in response to notification by the Nasdaq National Market ("Nasdaq") that the Company was subject to being delisted from Nasdaq because the per share price of its $.02 Common Stock had fallen below $1.00.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits - Index on page 14
  			11   Computation of Earnings per Common Share
		  	27   Financial Data Schedule - for SEC filing only

	(b)	Reports on Form 8-K
	   	There were no reports on Form 8-K filed during the quarter ended June 30,
     1997.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CE SOFTWARE HOLDINGS, INC.
                           (Registrant)

           Signature	                 Title	                   Date


     /s/ Richard A. Skeie 		                                  August 5, 1997
   _________________________    President, Chief Executive	   ______________
        (Richard A. Skeie)      Officer and Director



    /s/ John S. Kirk		                                       	August 5, 1997
   _________________________	   Secretary and Treasurer,	     ______________
       (John S. Kirk)	          Chief Financial Officer,
                               	and Chief Accounting
                               	Officer

EXHIBIT INDEX


Exhibit
Number              	Description


11	                  Computation of Earnings per Common Share		Page 15
27	                  Financial Data Schedule - for SEC filing only