Form 10KSB
period 1997-09-30
CE SOFTWARE HOLDINGS INC
filed 1997-12-23
CIK 866283

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-KSB

X 	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997.

  	Transition report pursuant to section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the transition period from ____ to ____ .

                          Commission File No. 0-18809
           _______________________________________________________________

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

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, par value $0.10 per share
                                 (Title of class)

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

Issuer's revenues for its most recent fiscal year:  $7,056,072

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on November 30, 1997: $2,671,256

Number of shares outstanding of each of the registrant's classes of common stock as of November 30, 1997:

                     Common Stock 		           1,095,900
                     Class B Common Stock              0


DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997, are incorporated herein by reference in Parts I, II, and IV.

Portions of the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 27, 1998, are incorporated by reference into Part III.

                            CE SOFTWARE HOLDINGS, INC.
                          1997 FORM 10-KSB ANNUAL REPORT
                                 Table of Contents

                                            																														Page

Trademarks/Definitions							                                               1

                                     PART I

Item 1.	Business                      	 						    	                         2
Item 2.	Properties						          	                	                       11
Item 3.	Legal Proceedings						    	                                       11
Item 4.	Submission of Matters to a Vote of Security Holders	    	          11


                                    PART II

Item 5.	Market for the Registrant's Common Equity and Related
       	Stockholder Matters		                                       					  12
Item 6.	Management's Discussion and Analysis of Financial
	       Condition and Results of Operations		                          		  12
Item 7.	Financial Statements 						                                        12
Item 8.	Changes in and Disagreements with Accountants on
       	Accounting and Financial Disclosure				                            12


                                   PART III

Item 9.	Directors and Executive Officers of the Registrant			              13
Item 10.Executive Compensation 			                                  			    13
Item 11.Security Ownership of Certain Beneficial Owners and
	       Management		                                               						  13
Item 12.Certain Relationships and Related Transactions	  		                13


                                  PART IV

Item 13.Exhibits, Financial Statements, and Reports on Form 8-K		          14
Signatures									                                                        17

TRADEMARKS/DEFINITIONS

Arrange(tm), BackMatic(tm), ButtonAction(tm), CEToolbox(tm), Choosy(tm), CursorWait(tm), DayVision(tm), DemoQuicKeys(tm), DialogKeys(tm), DisMounty(tm), EnRoute(tm), Finder Events(tm), Grab Ease(tm), Grabber(tm), IconMover(tm), MailManager(tm), MassCopier(tm), Medi:for(r), MenuDecision(tm), MenuWait(tm), MobileVision(tm), Mounty(tm), Mousie(tm), My Time Manager(r), NameFinder(tm), NameServer(tm), NetModemChoosy(tm), Network Scheduler(r), ns:Agent(tm), NSDD(tm)M, Paste Ease(tm), Powercore(r), Printer Bridge(tm), ProcessSwap(tm), ProKey(tm), QK Icons(tm), QK Install(tm), QM Server(tm), QM Administrator(tm), QM-Connect Gateway(tm), QM Config(tm), QM-Data Collection Bridge(tm),
QM-Direct Bridge(tm), QM Forms(tm), QM-Internet(tm) Gateway,
QM-Link Gateway(tm), QM Menu(tm), QM-MHS Gateway(tm), QM-QM Bridge(tm),
QM Recorder(tm), QM Recorder II(tm), QM Remote(tm), QM Resources(tm),
QM-Script Gateway(tm), QM-Serial Gateway(tm), QM Server(tm), QM TimeOuts(tm), QuickAccess(tm), QuicKeys(r), QuicKeys Icons(tm), QuickConference(tm), QuickMail(tm), QuickMail(tm) Pro, QuickMailBar(tm), QuickMessenger(tm), QuickSend(tm), QuickTimer(tm), Schedule/DOS(r), Scrap Ease(tm), Screen Ease(tm), SpeakEase(tm), TeamVision(tm), Technical Assistance Assistant(tm),
The Time Traveler(r), TimeVision(r), TimeVision NS(tm), TypeEase(tm), Vaccine(tm), WebArranger(r), WindowDecision(tm), and WindowWait(tm) are trademarks or registered trademarks of CE Software, Inc., an Iowa corporation.

IBM(r) is a registered trademark of International Business Machines Corporation ("IBM"). Macintosh(r) and Apple(r) are registered trademarks, and AppleScript(tm), AppleTalk(tm), AppleTalk Remote Access(tm), and Mac(tm) are trademarks of Apple Computer, Inc. ("Apple"). MS-DOS(r) and Microsoft(r) are registered trademarks and Windows(tm) is a trademark of Microsoft Corporation ("Microsoft"). Intercall(tm) is a trademark of Holmen and Ungman. QM-Link(tm) and QM Postman(tm) are trademarks of Netstrategy Software, Inc. Novell (r) is a registered trademark of Novell, Inc. Netscape Navigator(tm) is a trademark of Netscape Communications, Inc., CalendarMaker(tm) is a trademark of PrairieSoft, Inc., and WebWhacker(tm) is a trademark of The Forefront Group, Inc.

                                   PART I

Item 1:  Business

General

CE Software Holdings, Inc., a Delaware corporation (the "Company"), develops computer software products that enhance communications, connectivity, and productivity for businesses and home-based personal computer users. The Company's products include business E-mail software, collectively known as the QuickMail product family and developed for use with both Microsoft's Windows and Apple's Macintosh operating systems; personal productivity tools such as QuicKeys and WebArranger; and a group calendaring and scheduling product known as TimeVision NS.

The Company

Formed in 1988 as Anubis Corporation, the Company changed its name to CE Software Holdings, Inc. in February 1990 after acquiring all the common stock of CE Software, Inc., an Iowa corporation. The merger was accounted for as a reverse acquisition. CE Software Holdings, Inc., exists primarily as a stock holding company, and accordingly, the operations described in this document, unless otherwise specified, are those of the subsidiary, CE Software, Inc.

The operating subsidiary, CE Software, Inc. (CE) was formed in January 1987 as the successor to a business started in 1981 as the software development arm of a retail computer store known as Computer Emporium. The three founders of CE Software, Inc.: Richard A. Skeie, Donald M. Brown, and John S. Kirk remain involved in the Company and still beneficially own approximately 33% of the Company's outstanding common stock.

On June 30, 1997 the Company amended its Restated Certificate of
Incorporation to effect a one for five reverse stock split of the Company's Common Stock. From and after the amendment, the Company has had authorized to issue 2,000,000 shares of Common Stock, par value $.10. All of the shares of Common Stock of the Company, par value $.02, either not issued, or previously issued and outstanding, have been reclassified and changed into shares of a par value of $.10, the number of which equals the quotient derived from dividing the number of such shares by 5. The holders of interests of less than one share of Common Stock that occurred as a result of the reverse split were paid in money by the Company for the value of their fractional shares.

Early in the 1980's, the original business focused on developing accounting software, games, and programming products for the Apple II computer. Shortly after the release of the Macintosh computer in 1984, CE released its first Macintosh program. For several years, the bulk of CE's product development and sales was for the Macintosh. Beginning in 1990, the Company also focused on re-engineering existing Macintosh E-mail products for use with Microsoft's Windows operating systems. In 1991, an upgrade extended the functionality of QuickMail LAN, the company's flagship proprietary E-mail product, to users of IBM and IBM-compatible computers. QuickMail LAN was upgraded again in 1993 to support Microsoft's Windows operating systems.

In fiscal 1997, CE re-engineered QuickMail LAN from a proprietary system to one based on the Internet's open standards such as POP3 (Post Office Protocol
3). The new product, called QuickMail Office, accommodates a Windows 95, Windows NT, or Mac OS E-mail server, whereas QuickMail LAN requires a
Macintosh server. QuickMail Office is a complete, client-server business E-mail solution for small to mid-sided companies running Windows or Mac OS.

Products

CE's business and personal productivity software products have received awards from professional groups, user groups, and industry trade publications both in the United States and internationally.

For convenience's sake, CE's products can be divided into three district groups: messaging, personal productivity applications, and group calendaring and scheduling. The messaging group includes QuickMail Office, QuickMail Pro, QuickMail LAN, the QM-Internet Gateway and the Intercall gateway. The personal productivity group includes QuicKeys and WebArranger. Lastly, group calendaring and scheduling consists of the TimeVision NS product.

Divided according to these three groups, the Company's approximate net revenues are as follows:

                                         Years Ended September 30,
                                        1997        1996        1995
Messaging	                          $5,553,000	  7,979,000  	8,882,000
Personal productivity	               1,428,000	  2,153,000	  3,003,000
Calendaring and scheduling	             75,000	    306,000	  1,034,000
                                   	$7,056,000 	10,438,000 	12,919,000


In fiscal 1997, sales of the QuickMail product family and of QuickKeys were responsible for substantially all of the Company's revenues. CE believes that the products in the messaging and personal productivity groups, as updated from time to time, will continue to make a significant revenue contribution. Of course, these products may be at risk of reduced sales if the Company is unable to produce competitive products or respond to changes in usage of such products.


Messaging

QuickMail Office is an easy-to-use electronic mail package aimed at small to mid-sized businesses. Originally released as an E-mail system for local area networks (LAN) in 1988, QuickMail has recently been upgraded to offer full support for industry messaging standards. QuickMail Office provides important communications functionality such as sending and receiving of messages, remote access to E-mail and connectivity to other office locations and E-mail systems.

CE also continues to sell and support QuickMail LAN, an E-mail package for Macintosh-centric organizations. Gateway and bridge software that connects QuickMail LAN with the Internet and with other applications are also available from CE. These include the QM-QM Bridge, QM-Direct, QM-Link, QM-Script and QM-Printer, which are included with the product, as well as a variety of other gateways written by independent developers.

Since the release of QuickMail LAN in 1988, CE has focused on continuously improving and updating the product. In 1989, the Company released a version of QuickMail LAN that supported PCs on the QuickMail LAN network. In September, 1991, the Company released version 2.5 of QuickMail LAN, integrating E-mail software for both Macintoshes and PC's in the same box. In version 2.5, PC users gained access to the QuickMail LAN network either through the AppleTalk solution or through a file-based solution using a Novell network. In March, 1993, CE shipped QuickMail LAN version 2.6, which further extended the product's functionality by making the interface of the PC client consistent with Microsoft Windows.

In July 1994, the Company completed a publisher/developer agreement with Netstrategy Software, Inc. that allowed the publishing and marketing of the two QuickMail-related products, QM Postman and QM-Link for ARA. QM
Postman is a mail distribution product that makes it easier to send E-mail to a group of addresses, and QM-Link for ARA simplifies remote access to QuickMail LAN accounts via AppleTalk Remote Access (ARA). These products were discontinued in fiscal 1997 due to slow revenues and the new direction of the E-mail industry.

In August 1994, the Company released QuickMail LAN 3.0, which included new spell-checking features, an advanced mail management utility (MailManager) and a powerful search engine used to find and display specific messages filed in QuickMail LAN folders. QuickMail LAN 3.0 also included enhancements to the server software designed to improve performance in high-traffic environments.

In September 1995, the Company released QuickMail LAN 3.5, which added new features such as stylized text, drag-and-drop, QuickConference, enhanced security, and expanded server-based mail handling capabilities. Version 3.6 followed in March 1996, improving QuickMail LAN's performance on Power Macintosh machines as well as the ease with which address books are distributed.

In fiscal 1996, the Company released two new gateway products for QuickMail LAN, the Intercall gateway and the QM-Internet Gateway. Intercall connects QuickMail LAN to the Internet using the popular UNIX-to-UNIX Copy
Protocol (UUCP) standard of communication. The QM-Internet Gateway connects QuickMail LAN to the Internet via Simple Mail Transfer Protocol
(SMTP). The Intercall gateway sells for $500, and the QM-Internet Gateway for $2,500. Both gateways accommodate an unlimited number of users.

In November 1996, the Company released QuickMail Pro, an Internet E-mail client for Windows and Macintosh. Originally available as a client-only solution, QuickMail Pro became part of a complete, all-in-one-box business E-mail solution with the addition of three E-mail servers to the product family. The result was the debut of QuickMail Office in the spring of 1997.

QuickMail Office includes easy-to-use QuickMail Pro client software plus powerful E-mail server software for Windows NT, Windows 95, and Mac OS. Designed to bring the powerful features and ease-of-use associated with QuickMail LAN forward to the future, QuickMail Office has been garnering favorable reviews in the computer trade press.

Personal Applications

QuicKeys
QuicKeys, CE's automation utility for the Macintosh, was first introduced in 1987. QuicKeys automates any repetitive, multi-step function performed on a Macintosh. Since its release, QuicKeys has been the leading desktop automation package for the Macintosh computing environment and has won several awards from key computer industry publications such as Macworld magazine.

CE released QuicKeys 3.0 in August 1993. Recognizing the changing requirements of the software industry, this release built in close support for two of the leading Apple Computer technology initiatives: Apple Events and AppleScript. In addition, QuicKeys 3.0 was designed from the start to take advantage of the audio/visual workstations then being offered by Apple Computer. With the appropriate technology installed, shortcuts could be triggered either by voice command or by the more traditional keyboard interaction.

QuicKeys 3.0 greatly simplified user interaction by combining many operating components into one main user interface window. In 1993, QuicKeys 3.0 was named Best Utility of the Year by the editors of MacUser magazine.

CE released QuicKeys 3.5 in August 1996. QuicKeys 3.5 allows users to create customized toolbars and floating palettes for triggering shortcuts. Version 3.5 also supports batch processing, which performs the same QuicKeys sequence on multiple files, as well as a new, tab-oriented interface with movable windows. In the spring of 1997, CE released version 3.5.2, with native support for Power Macintosh computers, and in November 1997, a software patch was made available to insure complete compatibility between QuicKeys and Apple's Mac
OS 8.  QuicKeys sells for a suggested retail price of $119.00

WebArranger
In October 1995, CE Software, Inc. acquired Arrange, a software technology from Common Knowledge, Inc. A month later, CE announced WebArranger version 1.0, a Web-enabled personal information management application that combines extensive Internet tracking and capturing capabilities with the flexibility of Arrange. The application works in conjunction with today's popular Web browser technologies, including Netscape Navigator, to provide users with a simple means of tracking and organizing Internet data.

Initially version 1.0 was distributed free to more than 20,000 users, via the Internet. In February 1996, WebArranger 2.0 was released and sells for $40.00. Version 2.0 included enhancements such as URL (Uniform Resource Locator) Validator that automatically updates out-of-date Web addresses; Grabber technology that retrieves information from the Web or any source with a single keystroke; a download agent that automatically retries busy file transfer protocol sites until a successful down load is logged; and WebWhacker, an application that allows users to download and copy multiple Web pages or entire Web sites.

CalendarMaker
CalendarMaker for Macintosh, an application that allows Macintosh users to design and create their own calendars, was upgraded to version 4.0 in March 1993. First introduced in 1986, CalendarMaker has consistently provided an easy-to-use, easy-to-learn calendaring capability for the small business, school, or church environments. Version 4.0 supports advanced functions such as unlimited calendar size, duplicating events by date or time period, and full-color capabilities. Version 4.1, released in January 1994, added memory management routines to improve performance.

In May 1997, CE Software sold CalendarMaker to PrairieSoft, Inc. for $25,000 cash plus a maximum of $75,000 in future royalty payments, based on a percentage of sales over the next two years.

Calendaring and Scheduling

In May 1994, CE Software, Inc., acquired the assets of Powercore, Inc. of Manteno, Ill., including Network Scheduler. A version of the product for DOS was originally released by Powercore in 1989, and versions for Windows followed in 1990, 1991, and 1993.

In March 1995, ten months after acquiring Network Scheduler, CE released TimeVision NS, a calendaring and scheduling application that allows groups of people within a department or throughout a company to schedule meetings and shared resources as well as track the completion of tasks. TimeVision NS also allows users to send notification of meetings to others, even if they don't use TimeVision NS, via several popular E-mail systems. Available for Windows and DOS environments, TimeVision NS operates over almost any LAN.

TimeVision NS accommodates hundreds of users within a company, but due to technical barriers within the product, its release into larger enterprises has been restricted. The product is available in 5- and 25-user packages.
Suggested retail price for a 25-user pack is $1,995.00. As of the end of fiscal 1997, CE no longer actively promotes, sells, or supports TimeVision NS. The Company and its subsidiary, CE Software, Inc., were plaintiffs in a legal proceeding against Powercore, Inc., and its principals owners. See "Item 3:
Legal Proceedings".

Product Support

CE believes that customer technical support is an important part of its overall performance. As of September 30, 1997, the Company had 12 full-time employees involved in technical support services, available to all customers by electronic mail, Worldwide Web site, commercial bulletin board services, telephone, or fax. Certain customers are charged an annual maintenance fee for upgrades and support. Support services include explaining how the customer's computer works, how their other software works in relation to CE products, solving problems with software operation, and suggesting solutions to business and personal computing issues.

Distribution and Marketing

The Company's products are primarily marketed through independent distributors in the United States, through numerous independent dealers and distributors in other countries, directly to large corporate accounts under site licensing agreements, and directly to end-users through direct marketing campaigns.

Of the Company's total net revenues for fiscal 1997, approximately 18% are through independent, domestic, nonexclusive distributors. Sales to one such distributor, Ingram Micro, accounted for nearly 14% of total net revenues. Generally, domestic distributors purchase product at a 40% discount from list prices.

Of the Company's total net revenues for fiscal 1997, approximately 29% are through independent, international, distributors. Several of these distributors are limited by contract to distribution within a specified geographic area. The Company expects to continue emphasizing its international sales in upcoming periods by providing additional translations of its products. It currently provides translations of certain programs in Japanese, German, French and several other languages. Sales to four such distributors, SRA in Japan, Computers Unlimited in the United Kingdom, Prisma in West Germany, and Moreware in Sweden, accounted for approximately 8%, 4%, 4%, and 3% of total net revenues, respectively. International distributions generally requires a somewhat larger discount, in return for various advertising, customer service, and customer registration duties performed by them.

The Company is involved in direct marketing through its sales and marketing staff of 17 persons. Much of this work involves ongoing contacts with the major distributors and dealers, and working with major corporate accounts on site licensing agreements and version protection agreements. Such agreements accounted for approximately 11% of the Company's net revenues in fiscal 1997, and typically involve front-end payment for the privilege of using a specified number of copies of the programs on their premises and for the privilege of automatically receiving upgrades as they become available.

The Company gives its distributors industry-standard rights of return for stock balancing and for defective products, and replacement rights when products are upgraded to new versions. A reserve for returns has been recorded and was $35,800 and $31,100 at September 30, 1997 and 1996, respectively. Returns exchanged for product upgrades and new version releases do not have a material impact on the financial statements because of the Company's low cost to replace such returns. Returns from end users, for any reason, have not been significant.

Product Development

The personal computer software industry is undergoing rapid technological change, requiring a continuous high level of enhancement of existing products and development of new products. The Company is committed to the creation of new products and intends to continue the enhancement of existing products.

The Company's future financial performance will depend in part on the successful development, completion, and introduction of new software products, and of enhanced versions of existing products, and customer acceptance of those products. In the future, there is no assurance that the Company will not encounter difficulties that could delay or prevent the successful development of, or marketing of, new products and/or enhancements of existing products. There also can be no assurance that such products will yield positive results or that such results can be obtained on a timely basis or without the expenditure of substantial funds.

The majority of the Company's software products are developed internally, although the Company has purchased and/or licensed software products from independent authors and other software companies. As of September 30, 1997, 22 persons were engaged full time in product development. During fiscal years 1997, 1996, and 1995, the Company spent approximately $1,429,000,
$2,000,000, and $2,498,000, respectively, on product development and enhancement activities, representing approximately 20%, 19%, and 19%, respectively, of net revenues in each of these periods.

Competition

The personal computer software market is highly competitive and has been subject to rapid change, which is expected to continue. The Company's competitors include many independent software vendors that have financial, marketing, and technological resources far in excess of those of the Company. Certain of these include Microsoft, IBM (Lotus), Netscape Communications, Inc., and Novell Corporation. A number of independent smaller firms have created specialized products which also compete with the Company's products. Certain of these include QUALCOMM, SoftArc, and Claris. In addition, certain computer manufacturers may devote significant resources to creating software, directly competitive with products of the Company, for inclusion with their computers and computer systems without additional charge to consumers.

The Company's messaging, personal productivity, and calendaring and scheduling products are marketed primarily through the retail channel. All of these products face competing products offering many similar features. The Company believes that the principal competitive factors in the market include product features and functions, ease of understanding and operating the software, product reliability, price/performance characteristics, name recognition, and availability and quality of support and training services. Price competition could become an increasing factor in the personal computer software market, which could, in turn, be expected to increase pressures on profit margins in the future.

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

Employees

As of September 30, 1997, the Company employed 65 full-time equivalent employees (part-time employees in total working an aggregate of a 40-hour work week make one full-time equivalent employee). The development staff of 22 includes mainly computer programmers and quality assurance engineers.
Other employees include 17 in domestic and international sales and marketing, 12 in customer technical support, 3 in production and shipping capacities, and 11 in general and administrative. None of the Company's employees are represented by a union. The Company has experienced no work stoppages, and the Company believes that its employee relations are good. Competition in the recruiting of personnel in the computer industry is intense. The Company believes that its future success will depend in significant part on its continued ability to hire and retain qualified management, marketing, and technical employees, and independent contractors, as needed.

Risk Factors

Statements made within this Form 10-KSB which are forward-looking statements involve risks and uncertainties that could render actual results materially different than those described herein. Risk factors that may impact future results include, but are not limited to, the risk that product upgrades may not be effected on a timely basis, the risk that such product upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that the Company would not be able to fund its working capital needs from cash flow, or be able to borrow under its line of credit.

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

Since August of 1996, the Company has leased 1,700 square feet of office space in a facility adjacent to the Company's principal facility. The current lease will expire in August of 1998. The Company has the option to renew the lease for 2 additional one-year terms. This space is currently subleased to a third party.


Item 3:  Legal Proceedings

The Company and its subsidiary, CE Software, Inc., were plaintiffs in a legal proceeding against Powercore, Inc., and its principal owners. The complaint alleged a breach of contract and fraud in connection with the sale of Powercore's assets. The complaint was filed February 22, 1996, in the United States District Court for the Northern District of Illinois, Eastern Division. The proceeding was finalized on May 27, 1997, in an out of court settlement.
The terms of the settlement resulted in the return of 250,000 (pre-split) shares of the Company's stock which had been held in escrow since 1994. Recovery of the stock resulted in a reduction in stockholders' equity. There was no net impact on the results of operations during the current period. See footnote 1 in "Notes to Consolidated Financial Statements" for further explanation of the accounting treatment.


Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to the stockholders in the fourth quarter of fiscal 1997.

                                 PART II


Item 5:  Market for Registrant's Common Equity and Related Stockholder
         Matters

Incorporated by reference is data for shares of Class A common stock: market prices per share, stock market, and number of stockholders in "Market for Registrant's Common Equity and Related Stockholder Matters" on page 23 of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997.


Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference is "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 8 of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997.


Item 7:  Financial Statements

Incorporated by reference are "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" appearing on pages 9 through 22 of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997.


Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                PART III


Item 9:  Directors and Executive Officers of the Registrant

Information with respect to this Item may be found in the section captioned "Nominees for Elections as Directors" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 27, 1998. Such information is incorporated herein by reference.

Information with respect to delinquent Form 4 filings may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 27, 1998. Such information is incorporated herein by reference.


Item 10:  Executive Compensation

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 27, 1998. Such information is incorporated herein by reference.


Item 11:  Security Ownership of Certain Beneficial Owners and
          Management

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 27, 1998. Such information is incorporated herein by reference.


Item 12:  Certain Relationships and Related Transactions

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 27, 1998. Such information is incorporated herein by reference.

                                  PART IV


Item 13:  Exhibits, Financial Statements, and Reports on Form 8-K


(a)	The following documents are filed as a part of this Report:

   	1.  	Financial Statements

The following consolidated financial statements of CE Software Holdings, Inc., and subsidiaries, and the Independent Auditors' Report issued thereon, appear on pages 9 through 22 of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997, and are incorporated by reference in
Part II, Item 7:

Independent Auditors' Report.
Consolidated Balance Sheets, as of September 30, 1997 and 1996.
Consolidated Statements of Operations, for each of the years in the three-year period ended September 30, 1997.
Consolidated Statements of Stockholders' Equity, for each of the years in the three-year period ended September 30, 1997.
Consolidated Statements of Cash Flows, for each of the years in the three-year period ended September 30, 1997.
Notes to Consolidated Financial Statements.

          2.    Exhibits...........................................  Page 18

The following exhibits are filed as part of, or incorporated by reference into, this Report:

3(a)	     I	Certificate of Incorporation
3(b)	     I	Amendment dated April 10, 1990, to Certificate of Incorporation
3(c)	     I	Amendment dated April 19, 1990, to Certificate of Incorporation
3(d)     	I	Bylaws
3(e)		    Amendment dated June 27, 1997, to the Restated Certificate of
		        Incorporation
4(a)	     I	Form of Stock Certificate
4(b)	     I	CE Software Holdings, Inc., 1990 Stock Option Plan
4(c)	     I	Representative Form of Incentive Stock Option
4(d)	     II	1992 Stock Option Plan
4(e)	     II	Nonemployee Directors Stock Option Plan

10(a)	I    	Agreement and Plan of Reorganization dated February 15, 1990,
         	 	between Anubis Corp., CE Software, Inc., Richard Skeie, Donald
          		Brown, and John Kirk on his own behalf and as custodian on
            behalf of his minor children
10(b)	I    	Profit Sharing Plan of CE Software, Inc.
10(c)	I    	Form of CE Software, Inc., Noncompete-Nondisclosur
            Agreement for Significant Employees
10(d) III  	Amended and restated Executive Employment Agreement with
            Stanford H. Goodman, including Stock Purchase Agreement and
            Non-Recourse Promissory Note
10(e) IV   	Asset Purchase Agreement
10(f)	IV   	Registration Rights Agreement
10(g)	IV   	Indemnity Agreement
10(h)	IV   	Business Loan Agreement
10(i)	V    	Amended Non-Recourse Promissory Note with Stanford H. Goodman
10(j) V     First Amendment to Amended and Restated Executive
            Employment Agreement with Stanford H. Goodman
10(k) VII   Powercore, Inc., Lawsuit
10(l) VIII 	Settlement Agreement and General Release with Stanford H.
            Goodman
10(m) VIII 	Unit Purchase and Debt Payment Agreement with 4-Sight plc
10(n) VIII 	Agreement to establish Net Target
10(o)		     Executive Employment Agreement with Christian F. Gurney,
            including Stock Purchase Agreement and Non-Recourse
            Promissory Note.
11		        Statement Re: Computation of per share (loss) earnings
21		        Subsidiaries of the Registrant
23		        Consent of KPMG Peat Marwick LLP
27          Financial Data Schedule - for SEC filing only

Legend
I	    Incorporated into this Report by reference to the Registrant's
          Registration Statement on Form S-18 which became effective
          August 31, 1990, (Registration No. 33-36008C).
II 	  Incorporated into this Report by reference to the Registrant's
          Registration Statement on Form S-8 which became effective
          November  6, 1992, (Registration # 33-54210).
III	  Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1993.
IV   	Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 8-K filed on May 24, 1994.

V	    Incorporated into this Report by reference to the exhibits filed as
          part of	the Registrant's Form 10-KSB for the fiscal year ended
          September 30, 1994.
VI    Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995.
VII	  Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-QSB for the quarter ended
          March 31, 1996.
VIII Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1996.


(b  Reports on Form 8-K
   	No reports on Form 8-K were filed during the last quarter of fiscal 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                					CE SOFTWARE HOLDINGS, INC.
                                       					(Registrant)

                              		     				/s/ Richard A. Skeie
                                					By___________________________
                                					(Richard A. Skeie, President, and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	                                Title                         Date

  /s/ Richard A. Skeie	                                               12/20/97
_________________________          President and Director            ___________
   (Richard A. Skeie)



  /s/ Daniel E. McCann	                                               12/20/97
 _________________________   	     Chief Financial Officer           ___________
   (Daniel E. McCann)



  /s/ John S. Kirk                                                    12/20/97
_________________________    	     Secretary, Treasurer,             ___________
   (John S. Kirk)	                 and Director



  /s/ Christian F. Gurney	                                            12/20/97
_________________________        	 Vice Presidet                     ___________
  (Christian F. Gurney)            and Director

                                EXHIBIT INDEX

Exhibit                                                            Reference (*)
Number          Description                                        or  Page #

3(a) 	Certificate of Incorporation	                                      	I
3(b)	 Amendment dated April 10, 1990, to Certificate of Incorporation		   I
3(c)  Amendment dated April 19, 1990, to Certificate of Incorporation		   I
3(d) 	Bylaws		                                                            I
3(e)	 Amendment dated June 27, 1997, to the Restated Certificate of
		    Incorporation	                                                   Page 20
4(a)	 Form of Stock Certificate		                                         I
4(b)	 CE Software Holdings, Inc., 1990 Stock Option Plan		                I
4(c)	 Representative Form of Incentive Stock Option		                     I
4(d)	 1992 Stock Option Plan		                                            II
4(e)	 Nonemployee Director Stock Option Plan		                            II
10(a)	Agreement and Plan of Reorganization dated February 15, 1990, between Anubis Corp., CE Software, Inc., Richard Skeie, Donald
	     Brown, and John Kirk on his own behalf and as custodian on
      behalf of his minor children		                                      I
10(b)	Profit Sharing Plan of CE Software, Inc.		                          I
10(c)	Form of CE Software, Inc., Noncompete-Nondisclosure
      Agreement for Significant Employees		                               I
10(d)	Amended and restated Executive Employment Agreement with
      Stanford H. Goodman, including Stock Purchase Agreement and
      Non-Recourse Promissory Note		                                      III
10(e)	Asset Purchase Agreement with Powercore, Inc., dated May 9,  1994		 IV
10(f)	Registration Rights Agreement with Powercore, Inc.,
      dated May 9, 1994	                                                 	IV
10(g)	Indemnity Agreement with Powercore, Inc., dated May 9, 1994	       	IV
10(h)	Business Loan Agreement with Brenton Bank dated May 6, 1994		       IV
10(i)	Amended Non-Recourse Promissory Note with Stanford H.
      Goodman dated July 20, 1994		                                       V
10(j)	First Amendment to Amended and Restated Executive Employee
      Agreement with Stanford H. Goodman dated February 24,1995	         	VI
10(k)	Powercore, Inc., Lawsuit	                                           VII
10(l)	Settlement Agreement and General Release with Stanford H.
		    Goodman dated September 30, 1996	     	                             VIII
10(m)	Unit Purchase and Debt Payment Agreement with 4-Sight Inc. dated
		    August 31, 1996	                                                  	 VIII
10(n)	Agreement to establish Net Target dated September 30, 1996	       	 VIII


* See legend on following page

                               EXHIBIT INDEX
                                (continued)

Exhibit                                                               Reference
Number          Description                                           or  Page #

10(o) Executive Employment Agreement with Christian F. Gurney including
      Stock Purchase Agreement and Non-Recourse Promissory Note.	        Page 21
11		  Statement Re: Computation of (loss) earnings per share	            Page 32
21		  Subsidiaries of the Registrant          	                          Page 33
23  		Consent of KPMG Peat Marwick LLP	                                  Page 34
27    Financial Data Schedule - for SEC filing only


Legend

I		 Incorporated into this Report by reference to the Registrant's
        Registration Statement on Form S-18 which became effective
        August 31, 1990, (Registration No. 33-36008C).
II	 Incorporated into this Report by reference to the Registrant's
        Registration Statement on Form S-8 which became effective
        November 6, 1992, (Registration # 33-54210).
III Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1993.
IV	 Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 8-K filed on May 24, 1994.
V	  Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1994.
VI	 Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995.
VII Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-QSB for the quarter ended
        March 31, 1996.
VIII Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1996.