Form 10QSB
period 1997-12-31
CE SOFTWARE HOLDINGS INC
filed 1998-02-12
CIK 866283

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB


 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 1997.

     Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.  For the Transition period from        to       .

                         Commission File No. 0-18809

________________________________________________________________________________

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

________________________________________________________________________________


Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES   X                                 NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        January 31, 1998         Common Stock                       1,095,900
                                 Class B Common Stock                       0

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                              Table of Contents


Part I       FINANCIAL INFORMATION

  Item 1.      Financial Statements:                                        Page

                 Consolidated Balance Sheets
                   December 31, 1997 and September 30, 1997                   3

                 Consolidated Statements of Operations
                   Three Months Ended December 31, 1997 and 1996              4

                 Consolidated Statements of Cash Flows
                   Three Months Ended December 31, 1997 and 1996              5

                 Notes to Consolidated Financial Statements                   6

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          7


Part II      OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                                   10

                   CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                    December 31, 1997 and September 30, 1997
                                 (Unaudited)

Assets                                                    December 31       September 30

Current assets:
    Cash and cash equivalents                             $1,612,254          1,454,434
    Short-term investments                                   495,244            490,957
    Trade accounts receivable, net                           636,713          1,108,062
    Recoverable income taxes                                  24,153             24,153
    Inventories                                              650,732            743,111
    Deferred income taxes                                    113,500            117,200
    Other current assets                                     193,227            165,624
                                                          ___________        ___________
         Total current assets                              3,725,823          4,103,541

Property, fixtures, and equipment:
    Land                                                     316,796            316,796
    Building                                               1,312,016          1,312,016
    Fixtures and equipment                                 2,739,933          2,998,885
                                                          ___________        ___________
                                                           4,368,745          4,627,697
    Less accumulated depreciation                          2,228,371          2,410,190
                                                          ___________        ___________
         Net property, fixtures, and equipment             2,140,374          2,217,507

    Deferred income taxes                                     69,500             65,800
    Purchased computer software technology, net              111,114            144,447
    Other intangible assets, net                             145,171            182,265
    Other assets                                              53,961             58,959
                                                          ___________        ___________
         Total assets                                     $6,245,943          6,772,519
                                                          ___________        ___________
                                                          ___________        ___________

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                        $44,981             43,953
    Trade accounts payable                                   225,485            316,845
    Accrued payroll and benefits                             300,442            317,852
    Other accrued expenses                                   165,670            164,894
    Deferred revenue                                          85,303            100,691
                                                          ___________        ___________
         Total current liabilities                           821,881            944,235

Long-term debt, net of current                               822,563            834,253
                                                          ___________        ___________
         Total liabilities                                 1,644,444          1,778,488

Stockholders' equity (note 2):
    Common stock, $.10 par value.
       Authorized 2,000,000 shares; issued
       and outstanding 1,095,900 and 1,095,900               109,590            109,590
    Additional paid-in-capital                             5,893,710          5,893,710
    Accumulated deficit                                   (1,401,801)        (1,009,269)
                                                          ___________        ___________
         Total stockholders' equity                        4,601,499          4,994,031
                                                          ___________        ___________
         Total liabilities and stockholders' equity       $6,245,943          6,772,519


See accompanying notes to consolidated financial statements.





                   CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
              For the three months ended December 31, 1997 and 1996
                                  (Unaudited)



                                                 1997              1996

Net revenues                                     $1,222,646      2,006,062
Cost of revenues                                    275,782        329,711
                                                 ___________    ___________
         Gross profit                               946,864      1,676,351

Sales and marketing                                 575,386        950,947
General and administrative                          443,516        713,909
Research and development                            325,132        403,887
                                                 ___________    ___________
         Operating expenses                       1,344,034      2,068,743
                                                 ___________    ___________
         Operating loss                            (397,170)      (392,392)

Other income (expense):
    Interest income                                  25,074         46,054
    Interest expense                                (20,436)       (21,617)
                                                 ___________    ___________
         Loss before income taxes                  (392,532)      (367,955)
Income taxes                                              -              -
                                                 ___________    ___________
         Net loss                                 $(392,532)      (367,955)
                                                 ___________    ___________
                                                 ___________    ___________


Weighted average common shares outstanding        1,095,900      1,124,459


Loss per share, basic and diluted (note 3)       $     (.36)          (.33)















See accompanying notes to consolidated financial statements.

                    CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the three months ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                    1997              1996
Cash flows from operating activities:
    Net loss                                                        $ (392,532)          (367,955)
    Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
         Depreciation and amortization:
              Property, fixtures, and equipment                        107,111            133,991
              Purchased software                                        33,333             78,900
              Other                                                     37,094             22,280
         Decrease (increase) in trade accounts receivable              471,349           (356,341)
         Decrease in recoverable income taxes                                -            185,586
         Decrease in inventories                                        92,379              4,174
         Increase in other receivables and other assets                (26,892)           (37,079)
         Decrease in accounts payable and accrued expenses            (107,994)          (143,336)
         Decrease in deferred revenue                                  (15,388)           (30,282)
         Other                                                             150             12,728
                                                                    ___________         __________
         Net cash provided by (used in) operating activities           198,610           (497,334)

Cash flows from investing activities:
    Proceeds from sale of property and equipment                         1,350             12,016
    Purchase of property and equipment                                 (31,478)           (56,169)
    Proceeds from note receivable                                            -            467,000
                                                                    ___________         __________
         Net cash (used in) provided by investing activities           (30,128)           422,847

Cash flows from financing activities:
    Proceeds from issuance of common stock                                   -             14,232
    Payment of long-term debt                                          (10,662)           (13,800)
                                                                    ___________         __________
         Net cash (used in) provided by financing activities           (10,662)               432
                                                                    ___________         __________

         Net increase (decrease) in cash and cash equivalents          157,820            (74,055)

Cash and cash equivalents at beginning of period                     1,454,434          1,862,703
                                                                    ___________         __________
Cash and cash equivalents at end of period                          $1,612,254          1,788,648
                                                                    ___________         __________
                                                                    ___________         __________

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                 $     20,297             27,478
         Income taxes                                                        -                  -



See accompanying notes to consolidated financial statements.

                   CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                December 31, 1997
                                   (Unaudited)



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


2)     Stockholders' Equity

At December 31, 1997, options to purchase an aggregate of 138,026 shares at exercise prices of from $2.44 to $46.25 per share were outstanding.


3)     Earning Per Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
(SFAS 128), is effective for both interim and annual periods ending after December 15, 1997. Accordingly, the Company has applied the provisions of SFAS 128 for the period ended December 31, 1997 and has retroactively restated all earnings per share and weighted average common share amounts to conform with the provisions. The effect of implementing SFAS 128 was immaterial to the Company's financial position and results of operations.

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

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for the quarters ended December 31, 1997 and 1996.

    Quarter ended December 31,                     1997        1996

Percentage of net revenues:
    Net revenues                                   100%        100%
    Cost of revenues                                22          16
                                                   ___         ___
         Gross profit                               78          84

    Sales and marketing                             47          47
    General and administrative                      36          36
    Research and development                        27          20
                                                   ___         ___
         Total operating expenses                  110         103
                                                   ___         ___
         Operating loss                            (32)        (19)

    Other income, net                                -           1
                                                   ___         ___
         Loss before income taxes                  (32)        (18)
    Income taxes                                     -           -
                                                   ___         ___
         Net loss                                  (32)%       (18)%
                                                   ___         ___
                                                   ___         ___


Net  Revenues

Net revenues for the first quarter of the current year were $1,223,000 compared to $2,006,000 for the first quarter of the prior year. Revenues were down in both the Messaging and Personal Applications product groups. Revenues from the Company's Messaging products fell 40% compared to the prior year, but still accounted for approximately 75% of total net revenues. Historically these revenues were primarily derived from QuickMail LAN, the Company's Macintosh server based, E-mail solution. In management's opinion, these revenues have been negatively impacted by a continued weak Macintosh market. Over the past year the company has developed and begun marketing QuickMail Pro and QuickMail Office. These new cross-platform, open standards, Messaging products are not tied to the success of the Macintosh market and revenues from these products have grown significantly. These products now account for 70% of the messaging revenues, up from only 15% a year ago. Approximately 25% of the Company's current revenues are from Personal Application products, which are primarily sales of QuicKeys. These sales have decreased, when compared to the prior year, primarily due to strong sales in the prior year, following the release of this products most recent upgrade.

Net revenues from international channels decreased to approximately $347,000 in the first quarter of the current year, from $575,000 in the first quarter of the prior year, representing 28% and 29% of net revenues, respectively. The decrease was primarily within the Japanese and Australian markets. In management's opinion these decreases were primarily due to the financial crisis in Asia.


Cost of Revenues

The Company's cost of revenues is composed primarily of: 1) the costs of product materials such as manuals, diskettes, and packaging; 2) amortization of capitalized purchased software; 3) royalties paid to outside developers for the use of certain software included with some of the Company's products;
4) manufacturing expenses; and 5) amortization of capitalized translation costs.

Cost of revenues decreased $54,000 in the first quarter of fiscal 1998 compared to the same period a year ago, yet as a percentage of net revenues, they increased to 22% from 16%. The increase, on a percentage basis, was primarily due to higher amortization expense of capitalized translation costs associated with the new international versions of QuickMail, and higher royalties now being paid on the new QuickMail server technology.


Sales and Marketing

Sales and marketing expenses decreased $376,000, or 39%, during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The decrease is primarily in marketing/advertising expenses, which decreased $244,000, and salaries and benefits which decreased $196,000. The decrease in marketing/advertising expenses was mainly the result of not attending any industry trade shows during the first quarter of fiscal 1998. The decrease in salaries and benefits was mainly due to workforce reductions. This savings was somewhat offset by increased dependence on contract labor, primarily associated with the outsourcing of various marketing functions.


General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative, and technical support personnel, fees for professional services, amortization of other intangible assets, and facilities expenses. These expenses for the first quarter decreased 38% or $270,000 from the first quarter of the prior year, representing 36% of net revenues for both periods. The largest of these reductions were in salaries and benefits, $169,000; contract labor and outside services, $31,000; legal and accounting fees, $31,000; facility overhead expenses, $18,000; travel and entertainment $11,000; and office supplies, $6,000. These decreases are primarily due to workforce reductions.


Research and Development

Research and development expenses decreased to $325,000 in the first quarter of fiscal 1998, compared to $404,000 in the first quarter of the prior year, representing 27% and 20% of net revenues, respectively. The primary areas that decreased in the first quarter of fiscal 1998 were salaries and benefits, $66,000, and contract labor, $12,000. These decreases are predominantly associated with some workforce reductions.

Income Tax Benefit

The Company recorded no income tax benefit for the first quarter of fiscal 1998. The Company has previously utilized all operating loss carrybacks available.
The Company has recorded a valuation allowance for its operating loss carryforward.


Liquidity and Capital Resources

Cash and cash equivalents increased by $158,000 to $1,612,000 at the end of the first quarter of fiscal 1998 from $1,454,000 at the end of fiscal 1997. Cash provided by operating activities was $199,000. The primary source of cash from operating activities was a $471,000 decrease in the level of trade accounts receivable. This decrease is the result of both effective collection efforts and lower sales levels. The Company believes it can fund its working capital needs from operations, available cash, available investments, and from its $2,000,000 line of credit against which the Company has no borrowings as of December 31, 1997.


Risk and Uncertainty

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-QSB which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be effected on a timely basis; the risk that such products may not achieve market acceptance within the Windows or Macintosh markets; the risk that the prevalence and functionality of available free E-mail software will increase and further erode revenues; and the risk that the Company would not be able to fund its working capital needs from cash flows, or be able to borrow under its line of credit.







                   CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

                         PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         (11)  Statement Regarding Computation of Per Share Earnings.....Page 12
         (27)  Financial Data Schedule - for SEC filing only

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CE SOFTWARE HOLDINGS, INC.
                                  (Registrant)

         Signature                     Title                       Date


    /s/ Richard A. Skeie                                       February 2, 1998
  _________________________   President, Chief Executive       ________________
       (Richard A. Skeie)     Officer, and Director



    /s/ John S. Kirk                                           February 2, 1998
_________________________     Secretary, Treasurer, and        ________________
       (John S. Kirk)         Director



    /s/ Daniel E. McCann                                       February 2, 1998
_________________________     Chief Financial Officer          ________________
       (Daniel E. McCann)

                                 EXHIBIT INDEX


Exhibit
Number        Description

11       Computation of Earnings per Common Share                Page 12
27       Financial Data Schedule - for SEC filing only