Form 10QSB
period 1998-03-31
CE SOFTWARE HOLDINGS INC
filed 1998-05-11
CIK 866283

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB


 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

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

            YES   X                                     NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

 April 30, 1998     Common Stock                         1,095,900
                    Class B Common Stock                         0

                   CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

                              Table of Contents


Part I FINANCIAL INFORMATION

    Item 1. Financial Statements:


           Consolidated Balance Sheets
               March 31, 1998 and September 30, 1997                       3


           Consolidated Statements of Operations
               Three and Six Months Ended March 31, 1998 and 1997          5


           Consolidated Statements of Cash Flows
               Six Months Ended March 31, 1998 and 1997                    6


           Notes to Consolidated Financial Statements                      7


    Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8



Part II OTHER INFORMATION


    Item 4. Submission of Matters to a Vote of Security Holders           15


    Item 6. Exhibits and Reports on Form 8-K                              15


SIGNATURES                                                                16

                        PART I:  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                   CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     March 31, 1998 and September 30, 1997
                                (Unaudited)


ASSETS:                                                           March 31         September 30
Current assets:
   Cash and cash equivalents                                      $1,676,271          1,454,434
   Short-term investments                                            499,531            490,957
   Trade accounts receivable, net                                    576,543          1,108,062
   Recoverable income taxes                                           24,153             24,153
   Inventories                                                       538,374            743,111
   Deferred income taxes                                              95,000            117,200
   Other current assets                                              187,235            165,624
                                                                  __________         __________
         Total current assets                                      3,597,107          4,103,541

Property, fixtures, and equipment:
   Land                                                              316,796            316,796
   Building                                                        1,312,016          1,312,016
   Fixtures and equipment                                          2,589,434          2,998,885
                                                                  __________         __________
                                                                   4,218,246          4,627,697
   Less accumulated depreciation                                   2,164,706          2,410,190
                                                                  __________         __________
         Net property, fixtures, and equipment                     2,053,540          2,217,507

   Deferred income taxes                                              88,000             65,800
   Purchased computer software technology, net                        77,781            144,447
   Other intangible assets, net                                      108,076            182,265
   Other asset                                                        48,963             58,959
                                                                  __________         __________
         Total assets                                             $5,973,467          6,772,519
                                                                  __________         __________
                                                                  __________         __________









See accompanying notes to consolidated financial statements.

                    CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 1998 and September 30, 1997
                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY:                            March 31         September 30
Current liabilities:
   Current portion of long-term debt                            $     46,021             43,953
   Trade accounts payable                                            226,377            316,845
   Accrued payroll and benefits                                      322,866            317,852
   Other accrued expenses                                            150,528            164,894
   Deferred revenue                                                   80,879            100,691
                                                                  __________         __________
         Total current liabilities                                   826,671            944,235

   Long-term debt, net of current portion                            810,397            834,253
                                                                  __________         __________
         Total liabilities                                         1,637,068          1,778,488



Stockholders' equity (note 2):
   Common stock, $.10 par value.  Authorized 2,000,000
       shares; issued and outstanding 1,095,900 and 1,095,900        109,590            109,590
   Additional paid-in-capital                                      5,893,710          5,893,710
   Accumulated deficit                                            (1,666,901)        (1,009,269)
                                                                  __________         __________
         Total stockholders' equity                                4,336,399          4,994,031
                                                                  __________         __________
         Total liabilities and stockholders' equity               $5,973,467          6,772,519
                                                                  __________         __________
                                                                  __________         __________















See accompanying notes to consolidated financial statements.

                    CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
            For the three and six months ended March 31, 1998 and 1997
                                   (Unaudited)

                                            Three Months Ended March 31,      Six Months Ended March 31,
                                                1998            1997              1998         1997
Net revenues                                 $1,288,014      1,668,303         2,510,660      3,674,365
Cost of revenues                                273,890        274,950           549,672        604,661
                                             ___________    ___________       ___________    ___________
    Gross profit                              1,014,124      1,393,353         1,960,988      3,069,704

Sales and marketing                             505,173        958,044         1,080,559      1,908,991
General and administrative                      453,859        644,666           897,375      1,358,575
Research and development                        330,584        363,088           655,716        766,975
                                             ___________    ___________       ___________    ___________
    Operating expenses                        1,289,616      1,965,798         2,633,650      4,034,541
                                             ___________    ___________       ___________    ___________
    Operating loss                             (275,492)      (572,445)         (672,662)      (964,837)

Other income (expense):
Interest income                                  31,394         30,739            56,468         76,793
Interest expense                                (19,746)       (20,480)          (40,182)       (42,097)
                                             ___________    ___________       ___________    ___________
    Loss before income taxes                   (263,844)      (562,186)         (656,376)      (930,141)

Income tax expense                                1,256              -             1,256             -
                                             ___________    ___________       ___________    ___________
    Net loss                                  $(265,100)      (562,186)         (657,632)      (930,141)
                                             ___________    ___________       ___________    ___________
                                             ___________    ___________       ___________    ___________

Loss per common share, basic
 and diluted (note 3)                        $      (.24)          (.50)             (.60)          (.83)
                                             ___________    ___________       ___________    ___________
                                             ___________    ___________       ___________    ___________

Weighted average number of
 common shares and common
 equivalent shares outstanding                1,095,900      1,125,406         1,095,900      1,124,933
                                             ___________    ___________       ___________    ___________
                                             ___________    ___________       ___________    ___________











See accompanying notes to consolidated financial statements.

                    CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                  For the six months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                            1998             1997
Cash flows from operating activities:
   Net loss                                                               $(657,632)       (930,141)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
       Depreciation and amortization:
       Property, fixtures, and equipment                                    212,656         264,625
       Purchased software technology                                         66,666         157,800
       Other                                                                 74,189          44,560
   Decrease in trade accounts receivable                                    531,519         293,351
   Decrease in recoverable income taxes                                           -         185,586
   Decrease (increase) in inventories                                       204,737         (35,999)
   Increase in other assets                                                 (11,615)         (1,431)
   Decrease in accounts payable and accrued
       expenses                                                             (99,820)       (392,822)
   Decrease in deferred revenue                                             (19,812)       (223,792)
   Other                                                                     (9,654)         35,293
                                                                          __________      __________
       Net cash provided by (used in) operating activities                  291,234        (602,970)

Cash flows from investing activities:
   Proceeds from sale of property, fixtures, and equipment                    4,395          12,816
   Purchase of property, fixtures, and equipment                            (52,004)        (65,027)
   Purchases of short-term investments                                            -        (282,856)
   Proceeds from note receivable                                                  -         934,000
                                                                          __________      __________
       Net cash (used in) provided by investing activities                  (47,609)        598,933

Cash flows from financing activities:
   Proceeds from issuance for common stock                                        -          14,232
   Payment of long-term debt                                                (21,788)        (20,676)
                                                                          __________      __________
       Net cash used in financing activities                                (21,788)         (6,444)
                                                                          __________      __________

       Net increase (decrease) in cash and cash equivalents                 221,837         (10,481)

Cash and cash equivalents at beginning of period                          1,454,434       1,862,703
                                                                          __________      __________
Cash and cash equivalents at end of period                               $1,676,271       1,852,222
                                                                          __________      __________
                                                                          __________      __________

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                        $     40,130          41,242
       Income taxes                                                           1,256               -


See accompanying notes to consolidated financial statements.

                    CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)


1) Accounting policies

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

Effect of New Accounting Standards
In October 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition"(SOP 97-2), which is effective for the Company's fiscal year beginning October 1, 1998. SOP 97-2 established new rules for the recognition of software revenue. The effect of implementing SOP 97-2 is expected to be immaterial to the Company's financial position and results of operations.

Results of Operations
The results of operations for the interim period reported are not necessarily indicative of results to be expected for the year. The information reflects all the adjustments (none of which were other than normal recurring items) which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.


2) Stockholders' Equity

At March 31, 1998, options to purchase an aggregate of 123,660 shares at exercise prices from $2.38 to $46.25 per share were outstanding.


3) Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
(SFAS 128), is effective for both interim and annual periods ending after December 15, 1997. Accordingly, the Company has applied the provisions of SFAS 128 for the period ended March 31, 1998 and has retroactively restated all earnings per share and weighted average common share amounts to conform with the provisions. The effect of implementing SFAS 128 was immaterial to the Company's financial position and results of operations.

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

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for the quarters and six month periods ended March 31, 1998 and 1997.

                                             Quarter Ended March 31,    Six Months Ended March 31,
                                                1998          1997          1998          1997
Percentage of net revenues:
     Net revenues                               100%          100%           100%         100%
     Cost of revenues                            21            16             22           16
                                                ___           ___            ___          ___
         Gross profit                            79            84             78           84

     Sales and marketing                         39            57             43           52
     General and administrative                  35            39             36           37
     Research and development                    26            22             26           21
                                                ___           ___            ___          ___
         Total operating expenses               100           118            105          110
                                                ___           ___            ___          ___
         Operating loss                         (21)          (34)           (27)         (26)

     Other income, net                            0             0              1            1
                                                ___           ___            ___          ___
         Loss before income taxes               (21)          (34)           (26)         (25)
     Income tax expense                           0             0              0            0
                                                ___           ___            ___          ___
         Net loss                               (21)%         (34)%          (26)%        (25)%
                                                ___           ___            ___          ___
                                                ___           ___            ___          ___


Three Month Analysis


Net Revenues

Net revenues for the second quarter of the current year were $1,288,000 compared to $1,668,000 for the same quarter last year. The 23% decrease in revenues was due to a $355,000, or 27% decrease in revenues from the Company's Messaging products, and a $30,000, decrease in revenues from the Company's Calendaring and Scheduling products. These decreases were slightly offset by a $5,000, or 2% increase in revenues from the Company's Personal Applications products.

Revenues from Messaging products accounted for 75% of total net revenues. Historically these revenues were primarily derived from QuickMail LAN, the Company's Apple Macintosh server based, E-mail solution. In management's opinion, these revenues have been negatively impacted by the Macintosh's shrinking market share. Over the past year and a half, the Company has developed and begun marketing QuickMail Pro and QuickMail Office. These new cross-platform, open standards, Messaging products are available for both Microsoft Windows and Macintosh environments. Revenues from these new products accounted for 75% of the second quarter's Messaging product revenues, up from just 21% a year ago. In management's opinion the growth in revenues from these new products, although substantial, has not been able to offset the reduction in revenues from QuickMail LAN, primarily due to the recent development of strong competition within the open standards E-mail market. It is management's opinion that the prevalence and functionality of inexpensive, and in some cases free, E-mail software may hinder substantial, long-term growth of this product group.

Approximately 25% of the Company's second quarter revenues are from Personal Applications products. Revenues from these products increased by 2%, compared to the same period a year ago. The vast majority of these revenues are from sales of QuicKeys. QuicKeys is the Company's productivity enhancing utility program for Apple Macintosh users. In management's opinion, current development efforts within this product group, aimed at an even wider market, offer meaningful growth potential.

Revenues from Calendaring and Scheduling products accounts for 0% and 2% of net revenues during the second quarter of fiscal 1998 and 1997, respectively. This product group was discontinued in 1997.

Approximate net revenues by product group for the three-month periods ended March 31, 1998 and 1997 are as follows:

                                              1998             1997

Messaging                                 $  965,000        $1,320,000
Personal applications                        323,000           318,000
Calendaring and scheduling                         -            30,000
                                          ___________       ___________
Total net revenues                         1,288,000         1,668,000

Net revenues from international channels decreased to approximately $365,000 in the second quarter of fiscal 1998, from $441,000 in the second quarter of the prior year, representing 28% and 26% of total net revenues, respectively. The decrease in international net revenues was primarily within the Japanese and Australian markets. In management's opinion, these decreases were primarily due to the financial crisis in Asia, and it is not expected that the market for the Company's products in Japan will be restored to their previous level of sales in this calendar year.


Cost of Revenues

The Company's cost of revenues is composed of: 1) the costs of product materials such as manuals, diskettes, and packaging; 2) amortization of capitalized translation costs; 3) amortization of capitalized manufacturing expenses; 4) royalties paid to outside developers for the use of certain software included with some of the Company's products; and 5) amortization of capitalized purchased software.

Cost of revenues, as a percentage of net revenues, increased from 16% to 21% in the second quarter of fiscal 1998, compared to the same quarter a year ago. The increase, on a percentage basis, was primarily due to higher amortization expense of capitalized translation costs associated with the new international versions of QuickMail, and higher royalties now being paid on the new QuickMail Pro server technologies. These increases were partially offset by a decrease in amortization expense associated with capitalized purchased software.

Sales and Marketing

Sales and marketing expenses in the second quarter of fiscal 1998 were reduced $453,000, or 47% compared to the second quarter of fiscal 1997. This sizeable decrease was primarily within marketing/advertising expenses, $275,000, and salaries and benefits, $160,000. The decrease in marketing/advertising expenses was primarily due to significantly less trade show expenditures and less advertising due to the Company's focus on fewer products. The decrease in salaries and benefits was primarily due to substantial workforce reductions.


General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the second quarter of fiscal 1998 were reduced $191,000, or 30% compared to the second quarter of fiscal 1997. The largest of these reductions were in salaries and benefits, $130,000; legal and accounting, $40,000; and facility overhead expenses, $12,000. These decreases are primarily associated with ongoing workforce reductions. The decrease in legal and accounting fees is primarily due to reduced legal fees in the current year as a result of last year's settlement of a major lawsuit.


Research and Development

Research and development expenses decreased to approximately $331,000 in the second quarter of the current year from $363,000 in the second quarter of the prior year, representing 26% and 22% of net revenues, respectively. The primary area that decreased in the second quarter of fiscal 1998 was salaries and benefits, $34,000. The decrease was predominantly associated with some workforce reductions.


Income Tax Benefit

The Company recorded no federal income tax benefit for the second quarter of fiscal 1998. The Company has utilized all available net operating loss carrybacks and has recorded a valuation allowance for its net operating loss carryforward. The small tax expense reported in the second quarter represents some state taxes incurred by the Company.

Six Month Analysis

Net Revenues

Net revenues for the first six months of the current year were $2,511,000 compared to $3,674,000 for the same period last year. The 32% decrease in net revenues was due to a $956,000, or 34% decrease in revenues from the Company's Messaging products; a $154,000, or 20% decrease in revenues from the Company's Personal Applications products; and a $53,000, decrease in revenues from the Company's Calendaring and Scheduling products.

Revenues from Messaging products accounted for 75% of total net revenues. Historically these revenues were primarily derived from QuickMail LAN, the Company's Apple Macintosh server based, E-mail solution. In management's opinion, these revenues have been negatively impacted by the Macintosh's shrinking market share. Over the past year and a half, the Company has developed and begun marketing QuickMail Pro and QuickMail Office. These new cross-platform, open standards, Messaging products are available for both Microsoft Windows and Macintosh environments. Revenues from these new products accounted for 73% of the first six months Messaging product revenues, up from just 18% a year ago. In management's opinion the growth in revenues from these new products, although substantial, has not been able to offset the reduction in revenues from QuickMail LAN, primarily due to the recent development of strong competition within the open standards E-mail market. It is management's opinion that the prevalence and functionality of inexpensive, and in some cases free, E-mail software may hinder substantial, long-term growth of this product group.

Approximately 25% of the revenues for the first six months of the current fiscal year are from Personal Applications products, which are primarily sales of QuicKeys. QuicKeys is the Company's productivity enhancing utility program for Apple Macintosh users. These sales have decreased, when compared to the prior year, primarily due to strong sales in the first quarter of the prior year, following the release of a significant upgrade to the product. In management's opinion, current development efforts within this product group, aimed at an even wider market, offer meaningful growth potential.

Revenues from Calendaring and Scheduling products accounts for 0% and 1% of net revenues during the first six months of fiscal 1998 and 1997, respectively. This product group was discontinued in 1997.

Approximate net revenues by product group for the six-month periods ended March 31, 1998 and 1997 are as follows:

                                        1998              1997

Messaging                           $1,884,000         $2,840,000
Personal applications                  627,000            781,000
Calendaring and scheduling                   -             53,000
                                    ___________       ____________
Total net revenues                   2,511,000          3,674,000

Net revenues from international channels decreased to approximately $712,000 in the fist six months of the current year, from $1,016,000 in the same period a year ago, representing 28% of total net revenues in both periods. The decrease in international net revenues was primarily within the Japanese and Australian markets. In management's opinion, these decreases were primarily due to the financial crisis in Asia, and it is not expected that the market for the Company's products in Japan will be restored to their previous level of sales in this calendar year.


Cost of Revenues

The Company's cost of revenues is composed of: 1) the costs of product materials such as manuals, diskettes, and packaging; 2) amortization of capitalized translation costs; 3) amortization of capitalized manufacturing expenses; 4) royalties paid to outside developers for the use of certain software included with some of the Company's products; and 5) amortization of capitalized purchased software.

Cost of revenues, as a percentage of net revenues, increased from 16% to 22% in the first six months of fiscal 1998, compared to the same period a year ago.
The increase, on a percentage basis, was primarily due to higher amortization expense of capitalized translation costs associated with the new international versions of QuickMail, and higher royalties now being paid on the new QuickMail Pro server technologies. These increases were partially offset by a decrease in amortization expense associated with capitalized purchased software.


Sales and Marketing

Sales and marketing expenses in the first six months of fiscal 1998 were reduced $828,000, or 43% compared to the first six months of fiscal 1997. This sizeable decrease was primarily within marketing/advertising expenses, $519,000, and salaries and benefits, $356,000. The decrease in marketing/advertising expenses was primarily due to significantly less trade show expenditures and less advertising due to the Company's focus on fewer products. The decrease in salaries and benefits was primarily due to substantial workforce reductions.


General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the first six months of fiscal 1998 were reduced $461,000, or 34% from the same period a year ago. The largest of these reductions were in salaries and benefits, $299,000; legal and accounting, $71,000; facility overhead expenses, $30,000; contract labor and outside services, $29,000; and travel and entertainment, $27,000. These decreases are primarily associated with ongoing workforce reductions. The decrease in legal and accounting fees is primarily due to reduced legal fees in the current year as a result of last year's settlement of a major lawsuit.


Research and Development

Research and development expenses decreased to approximately $656,000 for the first six months of the current year from $767,000 in the same period last year, representing 26% and 21% of net revenues, respectively. The primary area that decreased in the first six months of fiscal 1998 was salaries and benefits, $99,000 and contract labor, $15,000. The decrease was predominantly associated with some workforce reductions.


Income Tax Benefit

The Company recorded no federal income tax benefit for the second quarter of fiscal 1998. The Company has utilized all available net operating loss carrybacks and has recorded a valuation allowance for its net operating loss carryforward. The small tax expense reported represents some state taxes incurred.


Liquidity and Capital Resources

Cash and cash equivalents increased by $222,000 from $1,454,000 at the beginning of the fiscal year, to $1,676,000 as of March 31, 1998. The primary sources of cash were a $532,000 decrease in the level of trade accounts receivable and a $205,000 decrease in the level of inventories. The decrease in trade accounts receivable was due to both effective collection efforts and lower sales levels. The decrease in inventories was primarily due to the amortization of capitalized translation costs, which are a component of inventories. Of the $737,000 in cash generated from these two sources, approximately $304,000 was used to fund the operating loss adjusted for the non-cash expenses of depreciation and amortization. Management expects that the Company will have no need to raise additional funds within the next year. Management believes the Company can fund its working capital needs from operations, available cash, available investments, and from its bank line of credit, against which the Company has no borrowings as of March 31, 1998.


Employees

As of March 31, 1998, the Company employed 40 full-time equivalent employees (FTE's). Part-time employees in total working an aggregate of a 40-hour work week make one FTE. As of September 30, 1997 and December 31, 1997, the Company employed 65 and 56 FTE's, respectively. Over the last few years the Company has steadily taken steps to reduce its workforce. These steps have included both normal employee attrition, as well as employee severance. Such reductions within the areas of development, sales and marketing have been in response to the Company's focus on a smaller number of products and the outsourcing of some functions requiring a particular expertise. Within the administrative areas, reductions have been in response to reduced workloads caused by a smaller volume of transactions. Looking forward, management currently does not expect any significant changes in the number of employees.


Risk and Uncertainty

Safe harbor for forward-looking statements

The Company or management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management's Discussion and Analysis contained in it's various SEC filings. The Company wished to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements.

The Company cautions the reader that this list of factors is not intended to be exhaustive. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such factors, nor can it assess the impact, if any, of such factors on the Company's business or the extent to which any factors may cause actual results to differ materially from those described in any forward-looking statement. None of the Company's forward-looking statements should be relied upon as prediction of actual results.

Risk factors that may affect future results

The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including: The risk that new products and product upgrades may not be effected on a timely basis; the risk that such products may not achieve market acceptance within the Microsoft Windows or Apple Macintosh markets; the risk that the prevalence and functionality of available free E-mail software will increase and further erode revenues; and the risk associated with domestic and international general economic conditions. The Company's products are sold in markets that change rapidly and the Company must continually anticipate and adapt its products to emerging computer technologies and capabilities. The Company may not be able to successfully adapt to these changing markets.

For a more complete discussion of these risk factors, see the Company's Form 10-KSB, filed December 23, 1997.

















Trademarks
Quickmail and TimeVision NS are trademarks and QuicKeys, WebArranger, and Network Scheduler are registered trademarks of CE Software, Inc. All other brand or product names are trademarks or registered trademarks of their respective holders.

                          PART II:  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's Annual Meeting on February 27, 1998, all Directors were re-elected as follows:

                                           For           Withheld

 Sheldon T. Fleck                        984,156           9,085
 Christian F. Gurney                     985,456           7,785
 John S. Kirk                            984,746           8,495
 David J. Lundquist                      984,336           8,905
 Richard A. Skeie                        984,116           9,125




Proposal to approve the stock purchase agreement with Christian F. Gurney.

                                                              Abstained or
                                   For          Against     Broker non-vote
                                _________      _________    _______________

                                 969,761        11,744           11,736




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits - See index on page 17
            11   Computation of Earnings per Common Share
            27   Financial Data Schedule - for SEC filing only

(b)    Reports on Form 8-K
       There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CE SOFTWARE HOLDINGS, INC.
                                 (Registrant)

            Signature                  Title                      Date


    /s/ Richard A. Skeie                                         May 1, 1998
_________________________      President, Chief Executive      ______________
       (Richard A. Skeie)      Officer and Director



    /s/ John S. Kirk                                             May 1, 1998
_________________________      Secretary and Treasurer,        ______________
       (John S. Kirk)          and Director



   /s/ Daniel E. McCann                                          May 1, 1998
_________________________      Chief Financial Officer         ______________
      (Daniel E. McCann)

                                 EXHIBIT INDEX


Exhibit
Number              Description


11     Computation of Earnings per Common Share                  Page 18
27     Financial Data Schedule - for SEC filing only