Form 10QSB
period 1998-06-30
CE SOFTWARE HOLDINGS INC
filed 1998-08-14
CIK 866283

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB


 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1998.

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

Former name, former address and former fiscal year, if changed since last report: No changes.
_______________________________________________________________________________

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES   X                                  NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         July 30, 1998               Common Stock                1,095,900
                                     Class B Common Stock                0

                 CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

                             Table of Contents


Part I        FINANCIAL INFORMATION


    Item 1.   Financial Statements:


              Consolidated Balance Sheets
                 June 30, 1998 and September 30, 1997                       3


              Consolidated Statements of Operations
                 Three and Nine Months Ended June 30, 1998 and 1997         5


              Consolidated Statements of Cash Flows
                 Nine Months Ended June 30, 1998 and 1997                   6


              Notes to Consolidated Financial Statements                    7


    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        8



Part II       OTHER INFORMATION


    Item 5.   Other Information                                            15

    Item 6.   Exhibits and Reports on Form 8-K                             16


SIGNATURES                                                                 17

                         PART I:  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                 CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                    June 30, 1998 and September 30, 1997
                                (Unaudited)


ASSETS:                                                       June 30          September 30
Current assets:
    Cash and cash equivalents                               $  947,046           1,454,434
    Short-term investments                                   1,128,306             490,957
    Trade accounts receivable, net                             455,134           1,108,062
    Recoverable income taxes                                    24,710              24,153
    Inventories                                                466,389             743,111
    Deferred income taxes                                       77,000             117,200
    Other current assets                                       190,379             165,624
                                                            ___________         ___________
         Total current assets                                3,288,964           4,103,541

Property, fixtures, and equipment:
    Land                                                       316,796             316,796
    Building                                                 1,312,016           1,312,016
    Fixtures and equipment                                   2,596,848           2,998,885
                                                            ___________         ___________
                                                             4,225,660           4,627,697
    Less accumulated depreciation                            2,260,098           2,410,190
                                                            ___________         ___________
         Net property, fixtures, and equipment               1,965,562           2,217,507

Deferred income taxes                                          106,000              65,800
Purchased computer software technology, net                     44,448             144,447
Other intangible assets, net                                    70,982             182,265
Other assets                                                    44,475              58,959
                                                            ___________         ___________
         Total assets                                       $5,520,431           6,772,519
                                                            ___________         ___________
                                                            ___________         ___________







See accompanying notes to consolidated financial statements.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      June 30, 1998 and September 30, 1997
                                 (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY:                         June 30          September 30
Current liabilities:
    Current portion of long-term debt                       $   47,110              43,953
    Trade accounts payable                                     230,772             316,845
    Accrued payroll and benefits                               196,464             317,852
    Other accrued expenses                                     120,137             164,894
    Deferred revenue                                            52,088             100,691
                                                            ___________         ___________
         Total current liabilities                             646,571             944,235

Long-term debt, net of current portion                         798,357             834,253
                                                            ___________         ___________
         Total liabilities                                   1,444,928           1,778,488



Stockholders' equity (note 2):
    Common stock, $.10 par value.  Authorized 2,000,000
       shares; issued and outstanding 1,095,900 and
         1,095,900                                             109,590             109,590
    Additional paid-in-capital                               5,893,710           5,893,710
    Accumulated deficit                                     (1,927,797)         (1,009,269)
                                                            ___________         ___________

         Total stockholders' equity                          4,075,503           4,994,031
                                                            ___________         ___________
         Total liabilities and stockholders' equity         $5,520,431           6,772,519
                                                            ___________         ___________
                                                            ___________         ___________














See accompanying notes to consolidated financial statements.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
           For the three and nine months ended June 30, 1998 and 1997
                                 (Unaudited)

                                            Three Months Ended June 30,       Nine Months Ended June 30,
                                               1998            1997              1998            1997
                                           ___________     ___________        ___________     ___________
Net revenues                                $ 905,260       1,654,630          3,415,920       5,328,995
Cost of revenues                              203,692         278,109            753,364         882,770
                                           ___________     ___________        ___________     ___________
     Gross profit                             701,568       1,376,521          2,662,556       4,446,225

Sales and marketing                           312,688         776,219          1,393,247       2,685,210
General and administrative                    423,165         511,564          1,320,540       1,870,139
Research and development                      226,339         336,303            882,055       1,103,278
                                           ___________     ___________        ___________     ___________
     Operating expenses                       962,192       1,624,086          3,595,842       5,658,627
                                           ___________     ___________        ___________     ___________
     Operating loss                          (260,624)       (247,565)          (933,286)     (1,212,402)

Other income (expense):
Interest income                                19,432          25,935             75,900         102,728
Interest expense                              (19,704)        (20,693)           (59,886)        (62,790)
                                           ___________     ___________        ___________     ___________
     Loss before income taxes                (260,896)       (242,323)          (917,272)     (1,172,464)

Income tax expense                                  -               -              1,256               -
                                           ___________     ___________        ___________     ___________
     Net loss                               $(260,896)       (242,323)          (918,528)     (1,172,464)
                                           ___________     ___________        ___________     ___________
                                           ___________     ___________        ___________     ___________
Loss per common share, basic
     and diluted (note 3)                   $    (.24)           (.23)              (.84)          (1.06)
                                           ___________     ___________        ___________     ___________
                                           ___________     ___________        ___________     ___________
Weighted average number of
     common shares and common
     equivalent shares outstanding          1,095,900       1,075,406          1,095,900       1,108,423
                                           ___________     ___________        ___________     ___________
                                           ___________     ___________        ___________     ___________












See accompanying notes to consolidated financial statements.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                For the nine months ended June 30, 1998 and 1997
                                 (Unaudited)


                                                                       1998                   1997
                                                                   ___________            ___________
Cash flows from operating activities:
     Net loss                                                       $(918,528)            (1,172,464)

Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
         Depreciation and amortization:
         Property, fixtures, and equipment                            316,324                390,243
         Purchased software technology                                 99,999                206,318
         Other                                                        111,283                 66,840

     Decrease in trade accounts receivable                            652,928                381,508
     (Increase) decrease in recoverable income taxes                     (557)               184,032
     Decrease (increase) in inventories                               276,722               (160,637)
     (Increase) decrease in other assets                              (10,271)                34,315
     Decrease in accounts payable and accrued expenses               (252,218)              (373,541)
     Decrease in deferred revenue                                     (48,603)              (348,768)
     Other                                                            (14,053)                35,686
                                                                   ___________            ___________
         Net cash provided by (used in) operating activities          213,026               (756,468)

Cash flows from investing activities:
     Proceeds from sale of property, fixtures, and equipment            5,350                 12,841
     Purchase of property, fixtures, and equipment                    (68,708)               (65,865)
     Purchases of short-term investments                             (924,317)              (282,856)
     Maturities of short-term investments                             300,000                      -
     Proceeds from note receivable                                          -                934,000
                                                                   ___________            ___________
         Net cash (used in) provided by investing activities         (687,675)               598,120

Cash flows from financing activities:
     Proceeds from issuance for common stock                                -                 14,232
     Payment of long-term debt                                        (32,739)               (31,021)
                                                                   ___________            ___________
         Net cash used in financing activities                        (32,739)               (16,789)
                                                                   ___________            ___________

         Net decrease in cash and cash equivalents                   (507,388)              (175,137)

Cash and cash equivalents at beginning of period                    1,454,434              1,862,703
                                                                   ___________            ___________
Cash and cash equivalents at end of period                         $  947,046              1,687,566
                                                                   ___________            ___________
                                                                   ___________            ___________

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                  $   60,136                 61,855
         Income taxes                                                   1,813                  1,554


See accompanying notes to consolidated financial statements.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                June 30, 1998
                                 (Unaudited)


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


2)Stockholders' Equity

At June 30, 1998, options to purchase an aggregate of 141,152 shares at exercise prices from $2.31 to $46.25 per share were outstanding.


3)Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
(SFAS 128), is effective for both interim and annual periods ending after December 15, 1997. Accordingly, the Company has applied the provisions of SFAS 128 for the period ended June 30, 1998 and has retroactively restated all earnings per share and weighted average common share amounts to conform with the provisions. The effect of implementing SFAS 128 was immaterial to the Company's financial position and results of operations.

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

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for the quarters and nine month periods ended June 30, 1998 and 1997.


                                     Quarter Ended June 30,     Nine Months Ended June 30,
                                     _____________________      __________________________

                                      1998          1997          1998          1997
                                      ____          ____          ____          ____

Percentage of net revenues:
     Net revenues                     100%          100%          100%          100%
     Cost of revenues                  23            17            22            17
                                      ____          ____          ____          ____
       Gross profit                    77            83            78            83

     Sales and marketing               34            47            41            50
     General and administrative        47            31            39            35
     Research and development          25            20            26            21
                                      ____          ____          ____          ____
       Total operating expenses       106            98           106           106
                                      ____          ____          ____          ____
       Operating loss                 (29)          (15)          (28)          (23)

     Other income, net                  0             0             1             1
                                      ____          ____          ____          ____
       Loss before income taxes       (29)          (15)          (27)          (22)
     Income tax expense                 0             0             0             0
                                      ____          ____          ____          ____
       Net loss                       (29)%         (15)%         (27)%         (22)%
                                      ____          ____          ____          ____
                                      ____          ____          ____          ____


Three Month Analysis
____________________


Net Revenues

Net revenues for the third quarter of the current year were $905,000 compared to $1,655,000 for the same quarter last year. The 45% decrease in revenues was due to a $564,000, or 43% decrease in revenues from the Company's Messaging products, a $168,000, or 49% decrease in revenues from the Company's Personal Applications products and an $18,000 decrease in revenues from the Company's Calendaring and Scheduling products.

Revenues from Messaging products accounted for 81% of total net revenues. Historically these revenues were primarily derived from QuickMail LAN, the Company's Apple Macintosh server based, E-mail solution. In management's opinion, these revenues have been negatively impacted by the Macintosh's shrinking market share. Over the past year and a half, the Company has developed and begun marketing QuickMail Pro and QuickMail Office. These new cross-platform, open standards, Messaging products are available for both Microsoft Windows and Macintosh environments. Revenues from these new products accounted for 82% of the third quarter's Messaging product revenues, up from just 45% a year ago. In management's opinion the reduction in revenues from QuickMail LAN was primarily due to the recent development of strong competition within the open standards E-mail market. It is management's opinion that the prevalence and functionality of inexpensive, and in some cases free, E-mail software may hinder substantial, long-term growth of this product group.

Approximately 19% of the Company's third quarter revenues are from Personal Applications products. Revenues from these products decreased by 49%, compared to the same period a year ago. The vast majority of these revenues are from sales of QuicKeys. QuicKeys is the Company's productivity enhancing utility program for Apple Macintosh users. In management's opinion, the Macintosh's shrinking market share has negatively impacted these revenues. It is management's opinion that a new version, QuicKeys for Windows, currently under development, offers meaningful long-term growth potential.

Revenues from Calendaring and Scheduling products accounts for 0% and 1% of net revenues during the third quarter of fiscal 1998 and 1997, respectively. This product group was discontinued in 1997.

Approximate net revenues by product group for the three-month periods ended June 30, 1998 and 1997 are as follows:

                                        1998                   1997

Messaging                          $  733,000               $1,297,000
Personal applications                 172,000                  340,000
Calendaring and scheduling                  -                   18,000
                                   __________               __________
Total net revenues                 $  905,000               $1,655,000
                                   __________               __________
                                   __________               __________

Net revenues from international channels decreased to approximately $313,000 in the third quarter of fiscal 1998, from $486,000 in the third quarter of the prior year, representing 35% and 29% of total net revenues, respectively. The decrease in international net revenues was primarily within the Japanese and Australian markets. In management's opinion, these decreases were primarily due to the financial crisis in Asia, and it is not expected that the market for the Company's products in Japan will be restored to their previous level of sales in this calendar year.


Cost of Revenues

The Company's cost of revenues is composed of: 1) the costs of product materials such as manuals, compact discs, and packaging; 2) amortization of capitalized translation costs; 3) amortization of capitalized manufacturing expenses; 4) royalties paid to outside developers for the use of certain software included with some of the Company's products; and 5) amortization of capitalized purchased software.

Cost of revenues, as a percentage of net revenues, increased from 17% to 23% in the third quarter of fiscal 1998, compared to the same quarter a year ago. The increase, on a percentage basis, was primarily due to higher amortization expense of capitalized translation costs associated with the new international versions of QuickMail. Also contributing to the increase, on a percentage basis, was a somewhat higher amortization expense associated with both capitalized purchased software and capitalized manufacturing expense.


Sales and Marketing

Sales and marketing expenses in the third quarter of fiscal 1998 were reduced $464,000, or 60% compared to the third quarter of fiscal 1997. This sizeable decrease was primarily within marketing/advertising expenses, $280,000, and salaries and benefits, $143,000. The decrease in marketing/advertising expenses was primarily due to less advertising resulting from the Company's focus on fewer products. The decrease in salaries and benefits was primarily due to workforce reductions.


General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the third quarter of fiscal 1998 were reduced $88,000, or 17% compared to the third quarter of fiscal 1997. The largest of these reductions were in salaries and benefits, $108,000, and legal and accounting, $17,000, while facility overhead expense and amortization expenses increased by $16,000 and $15,000, respectively. The decrease in salaries and benefits was primarily due to workforce reductions. The decrease in legal and accounting fees was primarily due to reduced legal fees in the current year as a result of last year's settlement of a major lawsuit.


Research and Development

Research and development expenses decreased to approximately $226,000 in the third quarter of the current year from $336,000 in the third quarter of the prior year, representing 25% and 20% of net revenues, respectively. The primary area that decreased in the third quarter of fiscal 1998 was salaries and benefits, $102,000. The decrease was predominantly associated with some workforce reductions.


Income Tax Benefit

The Company recorded no federal income tax benefit for the third quarter of fiscal 1998. The Company has utilized all available net operating loss carrybacks and has recorded a valuation allowance for its net operating loss carryforward.

Nine Month Analysis
___________________


Net  Revenues

Net revenues for the first nine months of the current year were $3,416,000 compared to $5,329,000 for the same period last year. The 36% decrease in net revenues was due to a $1,520,000, or 37% decrease in revenues from the Company's Messaging products, a $322,000, or 29% decrease in revenues from the Company's Personal Applications products, and a $71,000 decrease in revenues from the Company's Calendaring and Scheduling products.

Revenues from Messaging products accounted for 77% of total net revenues. Historically these revenues were primarily derived from QuickMail LAN, the Company's Apple Macintosh server based, E-mail solution. In management's opinion, these revenues have been negatively impacted by the Macintosh's shrinking market share. Over the past year and a half, the Company has developed and begun marketing QuickMail Pro and QuickMail Office. These new cross-platform, open standards, Messaging products are available for both Microsoft Windows and Macintosh environments. Revenues from these new products accounted for 75% of the first nine months Messaging product revenues, up from just 26% a year ago. In management's opinion the growth in revenues from these new products, although substantial, has not been able to offset the reduction in revenues from QuickMail LAN, primarily due to the recent development of strong competition within the open standards E-mail market. It is management's opinion that the prevalence and functionality of inexpensive, and in some cases free, E-mail software may hinder substantial, long-term growth of this product group.

Approximately 23% of the revenues for the first nine months of the current fiscal year are from Personal Applications products, which are primarily sales of QuicKeys. QuicKeys is the Company's productivity enhancing utility program for Apple Macintosh users. These sales have decreased, when compared to the prior year, primarily due to strong sales in the first quarter of the prior year, following the release of a significant upgrade to the product. In management's opinion, the Macintosh's shrinking market share has negatively impacted these revenues. It is management's opinion that a new version, QuicKeys for Windows, currently under development, offers meaningful long-term growth potential.

Revenues from Calendaring and Scheduling products accounts for 0% and 1% of net revenues during the first nine months of fiscal 1998 and 1997, respectively. This product group was discontinued in 1997.

Approximate net revenues by product group for the nine-month periods ended June 30, 1998 and 1997 are as follows:

                                     1998                    1997

Messaging                        $2,617,000               $4,137,000
Personal applications               799,000                1,121,000
Calendaring and scheduling                -                   71,000
                                 __________               __________
Total net revenues               $3,416,000               $5,329,000
                                 __________               __________
                                 __________               __________

Net revenues from international channels decreased to approximately $1,025,000 in the first nine months of the current year, from $1,502,000 in the same period a year ago, representing 30% and 28% of total net revenues, respectively. The decrease in international net revenues was primarily within the Japanese and Australian markets. In management's opinion, these decreases were primarily due to the financial crisis in Asia, and it is not expected that the market for the Company's products in Japan will be restored to their previous level of sales in this calendar year.


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

Cost of revenues, as a percentage of net revenues, increased from 17% to 22% in the first nine months of fiscal 1998, compared to the same period a year ago. The increase, on a percentage basis, was primarily due to higher amortization expense of capitalized translation costs associated with the new international versions of QuickMail, and higher royalties now being paid on the new QuickMail Pro server technologies.


Sales and Marketing

Sales and marketing expenses in the first nine months of fiscal 1998 were reduced $1,292,000, or 48% compared to the first nine months of fiscal 1997. This sizeable variance was primarily due to decreases within marketing/advertising expenses, $799,000; salaries and benefits, $499,000; travel and entertainment, $24,000; facility overhead allocation, $84,000 and an increase in contract labor & temporary help, $146,000. The decrease in marketing/advertising expenses was primarily due to significantly less trade show expenditures and less advertising resulting from the Company's focus on fewer products. The decrease in salaries and benefits was primarily due to workforce reductions. The increase in contract labor and temporary help was due to reliance on outside marketing expertise.


 General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the first nine months of fiscal 1998 were reduced $550,000, or 29% from the same period a year ago. The largest of these reductions were in salaries and benefits, $407,000; legal and accounting, $88,000; and travel and entertainment, $33,000. The decrease in legal and accounting fees is primarily due to reduced legal fees in the current year as a result of last year's settlement of a major lawsuit. The other decreases are primarily associated with workforce reductions.

Research and Development

Research and development expenses decreased to approximately $882,000 for the first nine months of the current year from $1,103,000 in the same period last year, representing 26% and 21% of net revenues, respectively. The primary areas that decreased in the first nine months of fiscal 1998 was salaries and benefits, $201,000 and contract labor, $19,000. These decreases were predominantly associated with some workforce reductions.


Income Tax Benefit

The Company recorded no federal income tax benefit for the third quarter of fiscal 1998. The Company has utilized all available net operating loss carrybacks and has recorded a valuation allowance for its net operating loss carryforward. The small tax expense reported represents some state taxes incurred.


Liquidity and Capital Resources

Cash and cash equivalents decreased by $507,000 from $1,454,000 at the beginning of the fiscal year, to $947,000 as of June 30, 1998. The primary sources of cash from operating activities was a $653,000 decrease in the level of trade accounts receivable and a $277,000 decrease in the level of inventories. The decrease in trade accounts receivable was due to both effective collection efforts and lower sales levels. The decrease in inventories was primarily due to the amortization of capitalized translation costs, which are a component of inventories. Of the $930,000 in cash generated from these two sources, approximately $391,000 was used to fund the operating loss adjusted for the non-cash expenses of depreciation and amortization. Of the available cash, $924,000 was used to purchase short-term investments. These additional investments were in a U.S. Treasury bill and several bank certificates of deposit. Management expects that the Company will have no need to raise additional funds within the next year. Management believes the Company can fund its working capital needs from operations, available cash, and available investments.


Employees

As of June 30, 1998, the Company employed 42 full-time equivalent employees (FTE's). Part-time employees in total working an aggregate of a 40-hour workweek make one FTE. As of September 30, 1997, December 31, 1997, and
March 31, 1998, the Company employed 65, 56, and 40 FTE's, respectively.
Over the last few years the Company has steadily taken steps to reduce its workforce. These steps have included both normal employee attrition, as well as employee severance. Such reductions within the areas of development, sales and marketing have been in response to the Company's focus on a smaller number of products and the outsourcing of some functions requiring a particular expertise. Within the administrative areas, reductions have been in response to reduced workloads caused by a smaller volume of transactions. In the past few months the number of FTE's has stabilized and in the near-term, management does not expect any significant changes in the number of employees.

Risk and Uncertainty

Safe harbor for forward-looking statements
__________________________________________


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

Risk factors that may affect future results
___________________________________________

The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including: The risk that new products and product upgrades may not be effected on a timely basis; the risk that such products may not achieve market acceptance within the Microsoft Windows or Apple Macintosh markets; the risk that the prevalence and functionality of available free E-mail software will increase and further erode revenues; the risk that the market value of its equity investments may decrease significantly; and the risk associated with domestic and international general economic conditions. The Company's products are sold in markets that change rapidly and the Company must continually anticipate and adapt its products to emerging computer technologies and capabilities. The Company may not be able to successfully adapt to these changing markets.

For a more complete discussion of these risk factors, see the Company's Form 10-KSB, filed December 23, 1997.










Trademarks
Quickmail and TimeVision NS are trademarks and QuicKeys, WebArranger, and Network Scheduler are registered trademarks of CE Software, Inc. All other brand or product names are trademarks or registered trademarks of their respective holders.

                          PART II:  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION


Sale of Stock held as an investment

On July 16, 1998, CE Software, Inc. ("CE"), a wholly owned subsidiary of the Company sold its equity investment in Relevance Technologies, Inc. ("Relevance"). The investment was sold to Documentum, Inc. ("Documentum") and was part of a merger between Relevance and Documentum.

Prior to the merger, CE owned 1,470,000 shares of Relevance's common stock. This stock was acquired in 1996 in exchange for a license to certain CE technologies and $75,000 in seed capital. Relevance was founded in 1996 by a team of former CE employees, including former CE president Ford Goodman. Over the past two years, San Francisco-based Relevance has developed highly sophisticated, knowledge management software designed to integrate and organize company-wide information.

Prior to the merger, Documentum, of Pleasanton, Calif., a leader in document management software, held a minority interest in Relevance. In the merger, Documentum acquired Relevance's remaining capital stock for $35 million. Relevance stockholders received $3.5 million in cash plus Documentum common stock valued, per the merger agreement, at $31.5 million. The agreement values the stock at an average market price of $48.30 per share.

As the second-largest shareholder, CE received consideration totaling $6,206,000, which included $691,000 in cash and 114,182 shares of Documentum's common stock, Nasdaq National Market symbol, DCTM. This stock, when valued in accordance with the $48.30 per share price established by the agreement, is worth $5,515,000. The agreement requires a portion of the stock received, be held in escrow for a one-year period. Of the stock held in escrow, CE owns 14,302 shares. These shares in escrow are at risk to compensate Documentum for claims or damages incurred in connection with the merger resulting from any inaccuracy in or breach of a representation or warranty made by Relevance. The remaining 99,880 shares owned by CE have recently been registered for resale as part of a Form S-3 registration statement.

Under the equity method of accounting CE's ownership in Relevance has been carried at a book value of zero. As a result, in the fourth quarter ending September 30, 1998, CE will report a gain on the sale of Relevance stock equal to the consideration received of $6.2 million. For financial statement purposes, this gain will utilize all available tax benefits from the Company's current and carryforward net operating losses. In addition, the Company will record a tax expense of approximately $1.7 million related to this sale.

The number of shares of Documentum stock received in exchange for Relevance's stock was based upon the average closing price of Documentum's stock on the Nasdaq National Market for the twenty trading-day period ending June 26, 1998. This value of approximately $48.30 per share is the carrying value of the Documentum stock on CE's books as of the closing date of the agreement and is the value used in the calculation of the above reported gain.

UNTIL WHICH TIME AS THE 114,182 SHARES OF DOCUMENTUM STOCK CURRENTLY OWNED BY CE ARE SOLD, THE COMPANY IS AT RISK OF ANY MARKET FLUCTIATIONS THAT MAY OCCUR IN THE VALUE OF DOCUMENTUM'S STOCK. THERE CAN BE NO ASSURANCE THAT THE PRICE AT WHICH DOCUMENTUM'S STOCK CAN BE SOLD WILL NOT BE MATERIALLY DIFFERENT FROM THE PRICE AT WHICH THE SHARES WERE VALUED IN THE AGREEMENT. THE CARRYING VALUE OF DOCUMENTUM'S STOCK, AS OF THE CLOSING DATE OF THE AGREEMENT, REPRESENTED APPROXIMATELY 50 PERCENT OF THE VALUE OF THE COMPANY'S TOTAL ASSETS. AS A RESULT, ANY SIGNIFICANT FLUCUATIONS IN THE VALUE OF DOCUMENTUM'S STOCK WILL HAVE A MATERIAL IMPACT ON THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS.

As required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), the Company, based on its intent to either hold or liquidate its interest, must classify the Documentum stock as either "trading securities" or "available-for-sale securities." Due to the Company's intent to sell, in the near term, the 99,880 non-escrow shares, these securities have been classified as "trading securities." According to the provisions of SFAS 115 any unrealized holding gains or losses from these securities will be included in earnings for the period in which the unrealized holding gains or losses occur. Due to the restrictions placed on the 14,302 shares held in escrow, the Company has classified these securities as "available-for-sale". According to the provisions of SFAS 115 any unrealized holding gains or losses from these securities will be excluded from earnings and reported as a separate component of stockholder's equity until realized.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits - See index on page 18
                 11   Computation of Earnings per Common Share
                 27   Financial Data Schedule - for SEC filing only

(b)          Reports on Form 8-K
             There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CE SOFTWARE HOLDINGS, INC.
                                (Registrant)

            Signature                   Title                     Date


    /s/ Richard A. Skeie                                       August 12, 1998
 _________________________     President, Chief Executive      _______________
       (Richard A. Skeie)      Officer and Director



   /s/ John S. Kirk                                            August 12, 1998
 _________________________     Secretary and Treasurer,        _______________
      (John S. Kirk)           and Director



   /s/ Daniel E. McCann                                        August 12, 1998
 _________________________     Chief Financial Officer         _______________
      (Daniel E. McCann)

                                EXHIBIT INDEX


Exhibit
Number Description


11            Computation of Earnings per Common Share              Page 19
27            Financial Data Schedule - for SEC filing only