Form 10KSB
period 1998-09-30
CE SOFTWARE HOLDINGS INC
filed 1998-12-29
CIK 866283

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-KSB

X Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998.

    Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from        to      .

                        Commission File No. 0-18809
_______________________________________________________________________________

                          CE SOFTWARE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                 41-1614808
   (State or other jurisdiction of                 (I.R.S. employer
    incorporation or organization)                  Identification No.)

            1801 Industrial Circle, West Des Moines, Iowa  50265
           (Address of principal executive offices)     (Zip Code)

      Registrant's telephone number, including area code:  (515) 221-1801
_______________________________________________________________________________

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

Issuer's revenues for its most recent fiscal year:  $4,356,926

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on November 30, 1998: $5,205,525.

Number of shares outstanding of each of the registrant's classes of common stock as of November 30, 1998:

Common Stock                1,095,900
Class B Common Stock                0


DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1998, are incorporated herein by reference in Parts I, II, and IV.

Portions of the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 25, 1999, are incorporated by reference into Part III.

                         CE SOFTWARE HOLDINGS, INC.
                       1998 FORM 10-KSB ANNUAL REPORT
                            Table of Contents

                                                                 Page

Trademarks/Definitions                                             1

PART I

Item 1. Business                                                   2
Item 2. Properties                                                13
Item 3. Legal Proceedings                                         13
Item 4. Submission of Matters to a Vote of Security Holders       13


PART II

Item 5. Market for the Registrant's Common Equity and Related
 Stockholder Matters                                              14
Item 6. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                              14
Item 7. Financial Statements                                      14
Item 8. Changes in and Disagreements with Accountants on
 Accounting and Financial Disclosure                              14


PART III

Item 9. Directors and Executive Officers of the Registrant        15
Item 10. Executive Compensation                                   15
Item 11. Security Ownership of Certain Beneficial Owners and
 Management                                                       15
Item 12. Certain Relationships and Related Transactions           15


PART IV

Item 13. Exhibits, Financial Statements, and Reports on Form 8-K  16
Signatures                                                        19

TRADEMARKS/DEFINITIONS

ArrangeTM, BackMaticTM, ButtonActionTM, CEToolboxTM, ChoosyTM, CursorWaitTM, DayVisionTM, Demo QuicKeys(r), DialogKeysTM, DisMountyTM, Finder EventsTM,
Grab EaseTM, GrabberTM, MailManagerTM, MassCopierTM, Medi:for(r), MenuDecisionTM, MenuWaitTM, MobileVisionTM, MountyTM, MousieTM,
My Time Manager(r), NameFinderTM, NameServerTM, NetModemChoosyTM,
Network Scheduler(r), ns:AgentTM, NSDDTM, Paste EaseTM, Printer BridgeTM, ProcessSwapTM, ProKeyTM, QK IconsTM, QK InstallTM, QM ServerTM, QM AdministratorTM, QM-Connect GatewayTM, QM ConfigTM, QM-Data Collection BridgeTM, QM-Direct BridgeTM, QM FormsTM, QM-InternetTM Gateway, QM-Link GatewayTM, QM MenuTM, QM-MHS GatewayTM, QM-QM BridgeTM, QM RecorderTM, QM Recorder IITM, QM RemoteTM, QM ResourcesTM, QM-Script GatewayTM, QM-Serial GatewayTM, QM ServerTM, QM TimeOutsTM, QuickAccessTM, QuicKeys(r), QuicKeys IconsTM, QuickConferenceTM, QuickMailTM, QuickMailTM Pro, QuickMailBarTM, QuickMessengerTM, QuickSendTM, QuickTimerTM, Schedule/DOS(r), Scrap EaseTM, Screen EaseTM, SpeakEaseTM, TeamVisionTM, Technical Assistance AssistantTM, TimeVision(r), TimeVision NSTM, TypeEaseTM, VaccineTM, WebArranger(r), WindowDecisionTM, and WindowWaitTM are trademarks or registered trademarks of CE Software, Inc., an Iowa corporation.

IBM(r) is a registered trademark of International Business Machines Corporation ("IBM"). Macintosh(r) and Apple(r) are registered trademarks, and AppleScriptTM, AppleTalkTM, AppleTalk Remote AccessTM , and MacTM are trademarks of Apple Computer, Inc. ("Apple"). MS-DOS(r) and Microsoft(r) are registered trademarks and Windows(r) is a trademark of Microsoft Corporation ("Microsoft"). IntercallTM is a trademark of Holmen and Ungman. QM-LinkTM and QM PostmanTM are trademarks of Netstrategy Software, Inc. Novell(r) is a registered trademarks of Novell, Inc. Netscape NavigatorTM is a trademark of Netscape Communications, Inc., CalendarMakerTM is a trademark of PrairieSoft, Inc., and WebWhackerTM is a trademark of The Forefront Group, Inc.

PART I

Item 1:  Business

General

CE Software Holdings, Inc., a Delaware corporation (the "Company"), develops computer software products that enhance communications, connectivity, and productivity for businesses and home-based personal computer users. The Company's products include business E-mail software, collectively known as the QuickMail product family and developed for use with both Microsoft's Windows and Apple's Macintosh operating systems; personal productivity tools such as the QuicKeys product family, which as of November 20, 1998, became available for use in the Microsoft's Windows operating system in addition to Apple's Macintosh operating system.

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

The operating subsidiary, CE Software, Inc. (CE) was formed in January 1987 as the successor to a business started in 1981 as the software development arm of a retail computer store known as Computer Emporium. The three founders of CE Software, Inc.: Richard A. Skeie, Donald M. Brown, and John S. Kirk, which Mr. Skeie and Mr. Kirk remain involved in the Company, still beneficially and collectively own approximately 27% of the Company's outstanding common stock.

On June 30, 1997 the Company amended its Restated Certificate of Incorporation to effect a one for five reverse stock split of the Company's Common Stock.
From and after the amendment, the Company has been authorized to issue 2,000,000 shares of Common Stock, par value $.10.

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

In fiscal 1997, CE re-engineered QuickMail LAN from a proprietary system to one based on the Internet's open standards such as POP3 (Post Office Protocol 3). The new product, called QuickMail Office, accommodates a Windows 95, Windows NT, or Mac OS E-mail server, whereas QuickMail LAN requires a Macintosh server. QuickMail Office is a complete, client-server business E-mail solution for small to mid-sized companies running Windows or Mac OS.

In fiscal 1998, CE re-engineered its second major product group, QuicKeys, to operate within Microsoft's Windows operating system. Like the Macintosh version, QuicKeys for Windows automates any repetitive, multi-step function to save the time of numerous repetitive keystrokes. QuicKeys for Windows was released in November of 1998.

In fiscal 1998, the investment in Relevance Technologies, Inc. was sold as part of a merger between Relevance and Documentum, Inc. ("Documentum"). The Company received $690,829 in cash and 114,182 shares of Documentum. Of the stock received, the agreement requires that 14,302 shares be held in escrow for a period of one year. The Company has classified these restricted shares as available-for-sale securities, and the unrestricted shares as trading securities. During fiscal 1998, the Company sold 67,300 shares of Documentum stock on the open market, resulting in losses of $353,616. These losses are netted with the original $6,206,362 gain results in an overall net gain from the sale of investments of $5,852,746.

Products

CE's business and personal productivity software products have received awards from professional groups, user groups, and industry trade publications both in the United States and internationally.

For convenience's sake, CE's products can be divided into three distinct groups: messaging, personal productivity applications, and group calendaring and scheduling. The messaging group includes QuickMail Office, QuickMail Pro, QuickMail LAN, the QM-Internet Gateway and the Intercall gateway. The personal productivity group includes QuicKeys and WebArranger. Lastly, group calendaring and scheduling consists of the TimeVision NS product. This line was discontinued in 1997.

Divided according to these three groups, the Company's approximate net revenues are as follows:

                                         Years ended September 30,
-----------------------------------------------------------------------
                                        1998         1997        1996
-----------------------------------------------------------------------
Messaging                         $3,345,000    5,553,000   7,979,000
Personal applications              1,012,000    1,428,000   2,153,000
Calendaring and scheduling                 -       75,000     306,000
-----------------------------------------------------------------------
Total net revenues                $4,357,000    7,056,000  10,438,000
-----------------------------------------------------------------------
-----------------------------------------------------------------------


In fiscal 1997 and 1998, sales of the QuickMail product family and of QuicKeys were responsible for substantially all of the Company's revenues. CE believes that the products in the messaging and personal productivity groups, as updated from time to time, will continue to make a significant revenue contribution.
Of course, these products may be at risk of reduced sales if the Company is unable to produce competitive products or respond to changes in usage of such products.

Personal Applications

QuicKeys
QuicKeys, CE's automation utility, was first introduced in 1987 for Macintosh users and is now available for Microsoft's Windows users as well. QuicKeys automates any repetitive, multi-step function performed on a Macintosh or Windows computer . Since its release, QuicKeys has been the leading desktop automation package for the Macintosh computing environment and has won several awards from key computer industry publications such as Macworld magazine.

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

CE released QuicKeys 3.5 in August 1996. QuicKeys 3.5 allows users to create customized toolbars and floating palettes for triggering shortcuts. Version
3.5 also supports batch processing, which performs the same QuicKeys sequence on multiple files, as well as a new, tab-oriented interface with movable windows. In the spring of 1997, CE released version 3.5.2, with native support for Power Macintosh computers, and in November 1997, a software patch was made available to insure complete compatibility between QuicKeys and Apple's Mac OS 8. QuicKeys sells for a suggested retail price of $119.00.

CE released QuicKeys 1.0 for Windows in November 1998. This new automation software is designed to save time and boost productivity for anyone who uses Microsoft Windows 95, 98 or NT 4.0. QuicKeys is designed to save a PC users time and effort by automatically performing hundreds of common but time-consuming computer tasks, such as opening programs, typing text, choosing from menus, plus many more. QuicKeys also automates longer tasks that require several consecutive steps, such as compressing and sending files via E-mail. QuicKeys simply records the keystrokes and mouse-clicks involved in the task then plays the entire sequence back, quickly and accurately, whenever the user presses the hot key or clicks the toolbar button designated for that task. In addition to helping PC users work faster and easier, QuicKeys makes all the elements of the user's computer system -- programs, documents, operating system and Internet connection -- work together more efficiently. For instance, a single QuicKeys sequence can easily perform a task that involves steps in several programs. With a wide range of features, QuicKeys can automate and control almost any function of any PC software. QuicKeys has garnered very favorable feedback from the press and customers. QuicKeys for Windows sells for a suggested retail price of $49.95.

WebArranger
In October 1995, CE Software, Inc. acquired the Arrange product software technology from Common Knowledge, Inc. A month later, CE announced WebArranger version 1.0, a Web-enabled personal information management application that combines extensive Internet tracking and capturing capabilities with the flexibility of Arrange.

Initially version 1.0 was distributed free to more than 20,000 users, via the Internet. In February 1996, WebArranger 2.0 was released. Version 2.0 included enhancements such as URL (Uniform Resource Locator) Validator that automatically updates out-of-date Web addresses; Grabber technology that retrieves information from the Web or any source with a single keystroke; a download agent that automatically retries busy file transfer protocol sites until a successful down load is logged; and WebWhacker, an application that allows users to download and copy multiple Web pages or entire Web sites.

In September 1998, CE Software, Inc. discontinued sales of WebArranger due to slow revenue and changing market demands.

CalendarMaker
CalendarMaker for Macintosh, an application that allows Macintosh users to design and create their own calendars, was upgraded to version 4.0 in March 1993. First introduced in 1986, CalendarMaker has consistently provided an easy-to-use, easy-to-learn calendaring capability for the small business, school, or church environments. Version 4.0 supports advanced functions such as unlimited calendar size, duplicating events by date or time period, and full-color capabilities. Version 4.1, released in January 1994, added memory management routines to improve performance. Due do decreasing sales this product was sold on May 30, 1997 for $100,000 to PrairieSoft, Inc. John S. Kirk, a director and officer of CE Software Holdings, Inc., holds a material interest in PrairieSoft, consisting in part of a 16% indirect ownership interest. CalendarMaker was sold in May of 1997 and is further discussed in Item 12.


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

Since the release of QuickMail LAN in 1988, CE has improved and updated the product. In 1989, the Company released a version of QuickMail LAN that supported PCs on the QuickMail LAN network. In September, 1991, the Company released version 2.5 of QuickMail LAN, integrating E-mail software for both Macintoshes and PC's in the same box. In version 2.5, PC users gained access to the QuickMail LAN network either through the AppleTalk solution or through a file-based solution using a Novell network. In March, 1993, CE shipped QuickMail LAN version 2.6, which further extended the product's functionality by making the interface of the PC client consistent with Microsoft Windows.

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

In January 1998, the Company released an upgrade to QuickMail Office which included tools that help companies prevent the unauthorized use of server resources by people who send bulk E-mail, also known as "spam". In addition, the upgrades feature simplified address book management, improved integration with other E-mail programs and more efficient directory services plug-ins.

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

Product Support

CE believes that customer technical support is an important part of its overall performance. As of September 30, 1998, the Company had 7 full-time employees involved in technical support services, available to all customers by electronic mail, Worldwide Web site, telephone, or fax. Certain customers are charged an annual maintenance fee for upgrades and support. Support services include explaining how the customer's computer works, how their other software works in relation to CE products, solving problems with software operation, and suggesting solutions to business and personal computing issues.

Distribution and Marketing

The Company's products are primarily marketed through independent distributors in the United States, through numerous independent dealers and distributors in other countries, directly to large corporate accounts under site licensing agreements, and directly to end-users through direct marketing campaigns.

Of the Company's total net revenues for fiscal 1998, approximately 22% are through independent, domestic, nonexclusive distributors. Sales to one such distributor, Ingram Micro, accounted for nearly 19% of total net revenues. Domestic distributors purchase product at a discount from list prices.

Of the Company's total net revenues for fiscal 1998, approximately 30% are through independent, international distributors. Several of these distributors are limited by contract to distribution within a specified geographic area.
The Company expects to continue emphasizing its international sales in upcoming periods by providing additional translations of its products. It currently provides translations of certain programs in Japanese, German, French and several other languages. Sales to three such distributors, Computers Unlimited in the United Kingdom, Prisma in West Germany, and Moreware in Sweden, accounted for approximately 6%, 4%, and 4% of total net revenues, respectively. The economic downturn in Asia has significantly reduced our revenues in that market. Sales to our largest Asian distributor, SRA in Japan, account for 1% of total net revenues, compared to 8% a year ago. International distributors generally require a somewhat larger discount, in return for various advertising, customer service, and customer registration duties performed by them.

The Company gives its distributors industry-standard rights of return for stock balancing and for defective products, and replacement rights when products are upgraded to new versions. A reserve for returns has been recorded and was $50,800 and $35,800 at September 30, 1998 and 1997, respectively. Returns exchanged for product upgrades and new version releases do not have a material impact on the financial statements because of the Company's low cost to replace such returns. Returns from end users, for any reason, have not been significant.

Product Development

The personal computer software industry continues to undergo rapid technological change, requiring a continuous high level of enhancement of existing products and development of new products. The Company is committed to the creation of new products and intends to continue the enhancement of existing products.

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

The Company's software products are primarily developed internally, although the Company has increased the amount of extended development with several partners and has purchased and/or licensed software products from independent authors and other software companies. As of September 30, 1998, 12 employees were engaged full time in product development. During fiscal years

1998, 1997, and 1996, the Company spent approximately $1,169,000,
$1,429,000, and $2,000,000, respectively, on product development and enhancement activities, representing approximately 27%, 20%, and 19%, respectively, of net revenues in each of these periods.

Competition

The personal computer software market is highly competitive and has been subject to rapid change, which is expected to continue. The Company's competitors include many independent software vendors that have financial, marketing, and technological resources far in excess of those of the Company. Certain of these include Microsoft, IBM (Lotus), QUALCOMM, Netscape Communications, Inc., and Novell Corporation. In addition, certain computer manufacturers may devote significant resources to creating software, directly competitive with products of the Company, for inclusion with their computers and computer systems without additional charge to consumers.

The Company's messaging and personal productivity products are marketed primarily through the retail channel. All of these products face competing products offering many similar features. The Company believes that the principal competitive factors in the market include product features and functions, ease of understanding and operating the software, product reliability, price/performance characteristics, name recognition, and availability and quality of support and training services. Price competition could become an increasing factor in the personal computer software market, which could, in turn, be expected to increase pressures on profit margins in the future.

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

Employees

As of September 30, 1998, the Company employed 40 full-time equivalent employees (FTE's). Part-time employees in total working an aggregate of a 40-hour workweek make one FTE. As of September 30, 1997, December 31, 1997, March 31, 1998, and June 30, 1998, the Company employed 65, 56, 40, and 42 FTE's, respectively. Over the last few years the Company has steadily taken steps to reduce its workforce. These steps have included both normal employee attrition, as well as employee severance. Such reductions within the areas of development, sales and marketing have been in response to the Company's focus on a smaller number of products and the outsourcing of some functions requiring a particular expertise. Within the administrative areas, reductions have been in response to reduced workloads caused by a smaller volume of transactions. In the past few months the number of FTE's has stabilized and in the near-term, management does not expect any significant changes in the number of employees.

Risk and Uncertainty

YEAR 2000 Software Exposure
The Company is cognizant of the issues associated with the two digit programming code in existing computer systems as the Year 2000 nears. The Year 2000 problem is complex and can be quite extensive, as many computer systems will be affected in some way by the rollover of the two-digit year value to a four-digit year value. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its products, its own computer systems and from third parties with whom the Company deals. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business. The Company has programs which it continues to evaluate and modify to ensure products will operate properly in the Year 2000 and in the years immediately following 2000, for both future shipments of its products and for its products already in the current customer installed base. Many products will operate properly in the Year 2000 and in the years immediately following 2000, while others still may require further modification in order to operate properly in the Year 2000 and in the years immediately following 2000. While the Company believes that most of its currently developed and actively marketed products will operate properly in the Year 2000 and in the years immediately following 2000 for significantly all functionality, these software products could contain errors or defects related to the Year 2000. Versions of the Company's products, which are not the most currently released or which are not currently being developed, may not operate properly in the Year 2000 and in the years immediately following 2000. The
Company sells some of its older product lines, which are not being actively developed and updated, as such these products may not necessarily operate properly in the Year 2000 and in the years immediately following 2000. The Company has provided information on its Web site for the purpose of assisting customers in planning for the transition to Year 2000. Such information is informational only and is provided without warranty of any kind. The Company recognizes that whether its products will be viewed to operate properly in the Year 2000 and in the years immediately following 2000 will depend upon many factors, many of which are completely out of the Company's control. This uncertainty may result in lawsuits against the Company. Management cannot estimate the impact of any such suits on the Company. The Company is not involved in any legal matters relating to Year 2000 issues. The Company is addressing the potential impact to the Company of Year 2000 operability by any of its key suppliers or customers. It is believed the corporate systems will operate properly in the Year 2000 and in the years immediately following 2000. The Year 2000 project cost is not expected to be material. The Company believes that its exposure on Year 2000 issues is not material to its business as a whole.


Forward-looking statements

The Company or management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management's Discussion and Analysis contained in it's various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995.
Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements.

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

Item 2:  Properties

The Company's principal facility is a 22,000-square-foot office building which the Company built in 1990 in West Des Moines, Iowa. In May 1994, the Company borrowed $1,000,000 secured by a mortgage on this building. In February 1995, the Company purchased the land adjacent to this building, giving the Company an additional option for future expansion. The purchase price was $225,000. This adjacent land was contracted for sale in December of 1998 with an anticipated closing in January of 1999. The sales price is $200,000.

Since August of 1996, the Company has leased 1,700 square feet of office space in a facility adjacent to the Company's principal facility. This office space was subleased to a third party during all of fiscal year 1998 until the lease expired in August of 1998. The third party tenant continues to rent minimal office space on a month-to-month basis.


Item 3:  Legal Proceedings

None

Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to the stockholders in the fourth quarter of fiscal 1998.

PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder
         Matters

Incorporated by reference is data for shares of Class A common stock: market prices per share, stock market, and number of stockholders in "Market for Registrant's Common Equity and Related Stockholder Matters" on page 23 of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1998.


Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference is "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 9 of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1998.


Item 7:  Financial Statements

Incorporated by reference are "Consolidated Financial Statements,"
"Notes to Consolidated Financial Statements" and "Independent Auditors' Report" appearing on pages 10 through 22 of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1998.


Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 9:  Directors and Executive Officers of the Registrant

Information with respect to this Item may be found in the section captioned "Nominees for Elections as Directors" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 25, 1999. Such information is incorporated herein by reference.

Information with respect to delinquent Form 4 filings may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 25, 1999. Such information is incorporated herein by reference.


Item 10:  Executive Compensation

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 25, 1999. Such information is incorporated herein by reference.


Item 11:  Security Ownership of Certain Beneficial Owners and
          Management

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 25, 1999. Such information is incorporated herein by reference.


Item 12:  Certain Relationships and Related Transactions

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 25, 1999. Such information is incorporated herein by reference.


Sale of CalendarMaker

CalendarMaker for Macintosh, an application that allows Macintosh users to design and create their own calendars, was upgraded to version 4.0 in March 1993. First introduced in 1986, CalendarMaker has consistently provided an easy-to-use, easy-to-learn calendaring capability for the small business, school, or church environments. Version 4.0 supports advanced functions such as unlimited calendar size, duplicating events by date or time period, and full-color capabilities. Version 4.1, released in January 1994, added memory management routines to improve performance. Due do decreasing sales this product was sold on May 30, 1997 for $100,000 to PrairieSoft, Inc. John S. Kirk, a director and officer of CE Software Holdings, Inc., holds a material interest in PrairieSoft, consisting in part of a 16% indirect ownership interest.

PART IV


Item 13: Exhibits, Financial Statements, and Reports on Form 8-K


(a) The following documents are filed as a part of this Report:

    1.   Financial Statements

The following consolidated financial statements of CE Software Holdings, Inc., and subsidiaries, and the Independent Auditors' Report issued thereon, appear on pages 10 through 22 of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1998, and are incorporated by reference in Part II, Item 7:

Independent Auditors' Report.
Consolidated Balance Sheets, as of September 30, 1998 and 1997.
Consolidated Statements of Operations, for each of the years in the three-year period ended September 30, 1998.
Consolidated Statements of Stockholders' Equity, for each of the years in the three-year period ended September 30, 1998.
Consolidated Statements of Cash Flows, for each of the years in the three-year period ended September 30, 1998.
Notes to Consolidated Financial Statements.

          2.    Exhibits.......................................... Page 21

The following exhibits are filed as part of, or incorporated by reference into, this Report:

3(a)  I    Certificate of Incorporation
3(b)  I    Amendment dated April 10, 1990, to Certificate of Incorporation
3(c)  I    Amendment dated April 19, 1990, to Certificate of Incorporation
3(d)  I    Bylaws
3(e)  I    Amendment dated June 27, 1997, to the Restated Certificate of
           Incorporation
4(a)  I    Form of Stock Certificate
4(b)  I    CE Software Holdings, Inc., 1990 Stock Option Plan
4(c)  I    Representative Form of Incentive Stock Option
4(d)  II   1992 Stock Option Plan
4(e)  II   Nonemployee Directors Stock Option Plan

10(a) I Agreement and Plan of Reorganization dated February 15, 1990, between Anubis Corp., CE Software, Inc., Richard Skeie, Donald Brown, and John Kirk on his own behalf and as custodian on behalf of his minor children
10(b) I    Profit Sharing Plan of CE Software, Inc.
10(c) I    Form of CE Software, Inc., Noncompete-Nondisclosure
           Agreement for Significant Employees
10(d) III  Amended and restated Executive Employment Agreement with Stanford
           H. Goodman, including Stock Purchase Agreement and
           Non-Recourse Promissory Note
10(e) IV   Asset Purchase Agreement
10(f) IV   Registration Rights Agreement
10(g) IV   Indemnity Agreement
10(h) IV   Business Loan Agreement
10(i) V    Amended Non-Recourse Promissory Note with Stanford H.
           Goodman
10(j) VI   First Amendment to Amended and Restated Executive
           Employment Agreement with Stanford H. Goodman
10(k) VII  Powercore, Inc., Lawsuit
10(l) VIII Settlement Agreement and General Release with Stanford H.
           Goodman
10(m) VIII Unit Purchase and Debt Payment Agreement with 4-Sight plc
10(n) VIII Agreement to establish Net Target
10(o) VIII Executive Employment Agreement with Christian F. Gurney, including Stock Purchase Agreement and Non-Recourse
           Promissory Note.
21         Subsidiaries of the Registrant
23         Consent of KPMG Peat Marwick LLP
27         Financial Data Schedule - for SEC filing only

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

VI      Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995.
VII     Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-QSB for the quarter ended
           March 31, 1996.
VIII    Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1997.

(b)     Reports on Form 8-K
        No reports on Form 8-K were filed during the last quarter of fiscal
        1998.

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

   Signature                        Title                            Date


 /s/ Richard A. Skeie                                             12/20/98
_________________________     President and Director             ___________
    (Richard A. Skeie)



 /s/ John L.Mason                                                 12/20/98
_________________________     Chief Financial Officer            ___________
    (John L. Mason)



 /s/ John S. Kirk                                                 12/20/98
_________________________     Secretary, Treasurer,               ___________
    (John S. Kirk)            and Director



 /s/ Christian F. Gurney                                          12/20/98
_________________________     Vice President                      ___________
    (Christian F. Gurney)     and Director

EXHIBIT INDEX

Exhibit                                                           Reference (*)
Number     Description                                            or  Page #

3(a)  Certificate of Incorporation                                           I
3(b)  Amendment dated April 10, 1990, to Certificate of Incorporation        I
3(c)  Amendment dated April 19, 1990, to Certificate of Incorporation        I
3(d)  Bylaws                                                                 I
3(e)  Amendment dated June 27, 1997, to the Restated Certificate of
        Incorporation                                                  Page 16
4(a)  Form of Stock Certificate                                              I
4(b)  CE Software Holdings, Inc., 1990 Stock Option Plan                     I
4(c)  Representative Form of Incentive Stock Option                          I
4(d)  1992 Stock Option Plan                                                II
4(e)  Nonemployee Director Stock Option Plan                                II
10(a) Agreement and Plan of Reorganization dated February 15, 1990, between Anubis Corp., CE Software, Inc., Richard Skeie, Donald
        Brown, and John Kirk on his own behalf and as custodian on
        behalf of his minor children                                         I
10(b) Profit Sharing Plan of CE Software, Inc.                               I
10(c) Form of CE Software, Inc., Noncompete-Nondisclosure
        Agreement for Significant Employees                                  I
10(d) Amended and restated Executive Employment Agreement with
        Stanford H. Goodman, including Stock Purchase Agreement and
        Non-Recourse Promissory Note                                       III
10(e) Asset Purchase Agreement with Powercore, Inc., dated May 9,
        1994                                                                IV
10(f) Registration Rights Agreement with Powercore, Inc., dated May
        9, 1994                                                             IV
10(g) Indemnity Agreement with Powercore, Inc., dated May 9, 1994           IV
10(h) Business Loan Agreement with Brenton Bank dated May 6, 1994           IV
10(i) Amended Non-Recourse Promissory Note with Stanford H.
        Goodman dated July 20, 1994                                          V
10(j) First Amendment to Amended and Restated Executive Employee
        Agreement with Stanford H. Goodman dated February 24,1995           VI
10(k) Powercore, Inc., Lawsuit                                             VII
10(l) Settlement Agreement and General Release with Stanford H.
        Goodman dated September 30, 1996                                  VIII
10(m) Unit Purchase and Debt Payment Agreement with 4-Sight Inc. dated
        August 31, 1996                                                   VIII
10(n) Agreement to establish Net Target dated September 30, 1996          VIII


* See legend on following page

EXHIBIT INDEX
(continued)

Exhibit                                                               Reference
Number     Description                                                or  Page #

10(o) Executive Employment Agreement with Christian F. Gurney including Stock Purchase Agreement and
        Non-Recourse Promissory Note.                                       IX
21    Subsidiaries of the Registrant                                   Page 24
23    Consent of KPMG Peat Marwick LLP                                 Page 25
27    Financial Data Schedule - for SEC filing only


Legend

I     Incorporated into this Report by reference to the Registrant's
           Registration Statement on Form S-18 which became effective August 31, 1990, (Registration No. 33-36008C).
II    Incorporated into this Report by reference to the Registrant's
           Registration Statement on Form S-8 which became effective November 6, 1992, (Registration # 33-54210).
III   Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1993.
IV    Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 8-K filed on May 24, 1994.
V     Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1994.
VI    Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995.
VII   Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-QSB for the quarter ended March 31, 1996.
VIII  Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1996.
IX    Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1997.