Form 10QSB
period 1998-12-31
CE SOFTWARE HOLDINGS INC
filed 1999-02-16
CIK 866283

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 1998.

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

                 YES   X                              NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

 January 31, 1999     Common Stock                      1,095,900
                      Class B Common Stock                      0

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                             Table of Contents


Part I FINANCIAL INFORMATION

  Item 1.  Financial Statements:                                   Page

   Consolidated Balance Sheets
       December 31, 1998 and September 30, 1998                      3

   Consolidated Statements of Operations
       Three Months Ended December 31, 1998 and 1997                 4

   Consolidated Statements of Cash Flows
       Three Months Ended December 31, 1998 and 1997                 5

   Notes to Consolidated Financial Statements                        6

  Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                           8


Part II OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                          13

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                   December 31, 1998 and September 30, 1998
                                (Unaudited)


Assets                                                 December 31      September 30
Current assets:
Cash and cash equivalents                               $3,853,755         4,106,493
Investments                                              2,920,505         2,882,031
Trade accounts receivable, net                             582,184           479,953
Inventories                                                341,141           394,649
Other current assets                                       357,493           251,102
                                                         _________         _________
     Total current assets                                8,055,078         8,114,228

Property, fixtures, and equipment:
Land                                                       316,796           316,796
Building                                                 1,312,016         1,312,016
Fixtures and equipment                                   2,690,857         2,633,551
                                                         _________         _________
     Total property, fixtures, and equipment             4,319,669         4,262,363
     Less accumulated depreciation                       2,456,124         2,360,475
                                                         _________         _________
     Net property, fixtures, and equipment               1,863,545         1,901,888

Deferred income taxes                                      380,000           369,000
Other intangible assets, net of amortization                30,898            33,888
Other assets                                                35,258            43,256
                                                        __________        __________
      Total assets                                     $10,364,779        10,462,260
                                                        __________        __________
                                                        __________        __________


Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                     $89,526            87,480
     Trade accounts payable                                241,036           238,343
     Accrued payroll and benefits                          150,812           171,033
     Income taxes payable                                  298,309           275,744
     Other accrued payables                                 91,887           111,991
     Deferred revenue                                       26,295            33,948
     Deferred income taxes                                 443,000           588,000
                                                        __________        __________
          Total current liabilities                      1,340,865         1,506,539

Long-term debt, net of current portion                     319,500           342,685
                                                        __________        __________
          Total liabilities                              1,660,365         1,849,224
                                                        __________        __________
                                                        __________        __________

Stockholders' equity:
     Common stock, $.10 par value.  Authorized
       2,000,000 shares; issued and outstanding
       1,095,900 in 1998 and 1997                           109,590           109,590
     Additional paid-in capital                           5,893,710         5,893,710
     Accumulated comprehensive income                        42,916           (72,138)
     Retained earnings                                    2,658,198         2,681,874
                                                         __________        __________
          Total stockholders' equity                      8,704,414         8,613,036
                                                         __________        __________
          Total liabilities and stockholders' equity    $10,364,779        10,462,260
                                                         __________        __________
                                                         __________        __________

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
            For the three months ended December 31, 1998 and 1997
                                 (Unaudited)

                                                             1998             1997
Net revenues                                               $868,487         1,222,646
Cost of revenues                                            206,890           275,782
                                                         __________        __________
          Gross profit                                      661,597           946,864

Sales and marketing                                         392,776           575,386
General and administrative                                  404,153           443,516
Research and development                                    296,587           325,132
                                                         __________        __________
          Operating expenses                              1,093,516         1,344,034
                                                         __________        __________
          Operating loss                                   (431,919)         (397,170)

Other income (expense):
      Gain on sale of investments                             1,827                 -
      Change in market value of trading securities          347,363                 -
      Interest income                                        52,879            25,074
      Interest expense                                       (9,761)          (20,436)
                                                         __________        __________
           Total other income                               392,308             4,638

      Loss before income tax benefit                        (39,611)         (392,532)
      Income tax benefit                                    (15,935)                -
                                                         __________        __________
           Net loss                                         (23,676)         (392,532)

Other comprehensive income, before tax -
      Unrealized gains on securities                        197,554                 -
Income tax expense related to items of other
      comprehensive income                                  (82,500)                -
                                                         __________        __________
Comprehensive income (loss)                               $  91,378        $ (392,532)
                                                         __________        __________
                                                         __________        __________

Basic loss per share                                      $    (.02)             (.36)

Shares used in per share calculation - basic              1,095,900         1,095,900

Diluted loss per share                                    $    (.02)             (.36)

Shares used in per share calculation - diluted            1,095,900         1,095,900


See accompanying notes to consolidated financial statements.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
            For the three months ended December 31, 1998 and 1997
                                (Unaudited)

                                                            1998                1997
Cash flows from operating activities:
   Net loss                                                $(23,676)         (392,532)
   Adjustments to reconcile net loss to
   net cash provided by operating activities:
       Depreciation and amortization:
            Property, fixtures, and equipment                95,649           107,111
            Purchased software                                2,990            33,333
            Other                                                 -            37,094
       Accretion of discount                                 (6,452)                -
       Change in market value (trading securities)         (347,363)                -
       Proceeds from sale of trading securities             967,922                 -
       Gain on sale of trading securities                    (1,827)                -
       Decrease deferred income taxes payable              (238,500)                -
       (Increase) decrease in trade accounts receivable    (102,231)          471,349
       Increase in other current assets                    (106,391)                -
       Decrease in inventories                               53,508            92,379
       Decrease (increase) increase in other assets           7,998           (26,892)
       Increase (decrease) in trade accounts payable          2,693          (107,994)
       Decrease in accrued expenses                         (40,325)                -
       Decrease in deferred revenue                          (7,653)          (15,388)
       Increase in income taxes payable                      22,565                 -
       Other                                                      -               150
                                                         __________        __________
          Net cash provided by operating activities         278,907           198,610

Cash flows from investing activities:
   Purchase of held-to-maturity investments                (540,310)                -
   Proceeds upon maturity of held-to-maturity investments    87,110                 -
   Proceeds from sale of property and equipment                   -             1,350
   Purchase of property and equipment                       (57,306)          (31,478)
                                                         __________        __________
          Net cash used in investing activities            (510,506)          (30,128)

Cash flows from financing activities:
   Payment of long-term debt                                (21,139)          (10,662)
                                                         __________        __________
   Net cash used in financing activities                    (21,139)          (10,662)
                                                         __________        __________
          Net (decrease) increase in
          cash and cash equivalents                        (252,738)          157,820

Cash and cash equivalents at beginning of period          4,106,493         1,454,434
                                                         __________        __________
Cash and cash equivalents at end of period               $3,853,755        $1,612,254
                                                         __________        __________
                                                         __________        __________
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                              $52,937            20,297
      Income taxes                                          200,000                 -
                                                         __________        __________
                                                         __________        __________

See accompanying notes to consolidated financial statements.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                              December 31, 1998
                                 (Unaudited)

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


2)  Investments

Investments consist of trading securities, available-for-sale securities, and held-to-maturity securities.

Trading securities are unrestricted common stock of Documentum, Inc. The investment is recorded at market value, with the unrealized loss recognized in other income (expense).

Available-for-sale securities are restricted stock of Documentum, Inc. The investment is recorded at market value, with the unrealized loss recorded as a component of stockholders' equity.


3) Stockholders' Equity

At December 31, 1998, options to purchase an aggregate of 145,946 shares were held by 47 persons, at exercise prices of from $2.16 to $46.25 per share.

4) Effect of New Accounting Pronouncements

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), is effective for both interim and annual periods ending after December 15, 1997. Accordingly, the Company has applied the provisions of SFAS 130 for the period ended December 31, 1998 and has retroactively restated all Statements of Income to conform with the provisions. The effect of implementing SFAS 130 was immaterial to the Company's financial position and results of operations.

Statement of Financial Accounting Standards No. 131, "Disclosures about
Segments of an Enterprise and Related Information" (SFAS 131), is effective for both interim and annual periods ending after December 15, 1997.
Accordingly, the Company has applied the provisions of SFAS 131 for the period ended December 31, 1998, however, there was no restatement necessary to conform with the provisions. The effect of implementing SFAS 131 was immaterial to the Company's financial position and results of operations.

Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), is effective for fiscal years beginning after December 31, 1997. This statement requires revenue recognition for software licensing when certain criteria are met. The Company's revenue is generated exclusively from the development and licensing of single element products, as defined in the statement, and from post-contract customer support (PCS) arrangements. The Company does offer separate PCS services that are recognized ratable over the terms of the arrangement. There are insignificant PCS services provided with initial license arrangement that are not recognized ratably over the license agreement but rather are recognized with the initial licensing fee as prescribed in the statement. The adoption of SOP 97-2 was immaterial to the Company's financial position and results of operations.

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

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for the quarters ended December 31, 1998 and 1997.

Quarter ended December 31,                 1998      1997

Percentage of net revenues:
     Net revenues                          100%      100%
     Cost of  revenues                      24        22
                                           ___       ___
          Gross profit                      76        78

     Sales and marketing                    45        47
     General and administrative             47        36
     Research and development               34        27
                                           ___       ___
          Total operating expenses         126       110
                                           ___       ___
          Operating loss                   (50)      (32)

 Other income, net                          45         -
                                           ___       ___
          Loss before income tax benefit    (5)      (32)
     Income tax benefit                     (2)        -
                                           ___       ___
          Net loss                          (3)%     (32)%
                                           ___       ___
                                           ___       ___

Net  Revenues

Net revenues for the first quarter of the current year were $868,000 compared to $1,223,000 for the first quarter of the prior year. Revenues were down in both the Messaging and Personal Applications product groups. As a percentage of net revenues, approximately 34% of the Company's current revenues were from Personal Application products compared to 25% a year ago. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility program. During fiscal 1998, this product was only available for the Apple Macintosh market. The Macintosh's smaller market share over the last few years has negatively impacted these revenues and in the opinion of management, the new version of QuicKeys for Windows, released in this first quarter of fiscal year 1999 offers meaningful long-term growth potential. During the first quarter of the current fiscal year, approximately 19% of the Personal Application revenue resulted from the release of QuicKeys for Windows.

Revenues from the Company's Messaging products fell 38% compared to the prior year, but still accounted for approximately 66% of total net revenues. Historically, these revenues were primarily derived from QuickMail LAN, the Company's Macintosh server based, E-mail solution. Over the past few years, revenues from QuickMail LAN have significantly declined. For the first fiscal quarter of fiscal year 1999, QuickMail LAN accounted for 14% of Messaging product revenues compared to 25% for the first fiscal quarter of the prior year. Management believes that the decline is due, in part, to the reduced number of businesses using the Mac OS, and in part to Company efforts to promote its QuickMail Pro/Office over the QuickMail LAN. The QuickMail LAN product will be discontinued in fiscal 1999. Presently, the majority of messaging revenues is generated from the Company's QuickMail Pro and QuickMail Office products. These sales consisted of 83% and 70% of messaging product revenues for the first quarter of fiscal 1999 and the first quarter last year, respectively. These products are cross-platform, open standards messaging products available for both Microsoft Windows and Mac OS environments. In management's opinion, these revenues have been negatively impacted due to the development of strong competition within the E-mail market. This competition includes the prevalence of inexpensive and in some cases free, E-mail software. In management's opinion, such competition is expected to continue and may hinder substantial, long-term growth of this product group.


Net revenues from international channels decreased to approximately $276,000 in the first quarter of the current year, from $347,000 in the first quarter of the prior year, representing 32% and 28% of net revenues, respectively. The decrease was primarily within the Japanese and Australian markets. In management's opinion, these decreases were primarily due to the continued financial crisis in Asia.


Cost of Revenues

The Company's cost of revenues is composed primarily of: 1) the costs of product materials such as manuals, CD-ROMs, diskettes, and packaging; 2) amortization of capitalized purchased software; 3) royalties paid to outside developers for the use of certain software included with some of the Company's products; 4) manufacturing expenses; and 5) amortization of capitalized translation costs.

Cost of revenues decreased $69,000 in the first quarter of fiscal 1999 compared to the same period a year ago. As a percentage of net revenues, cost of revenues increased to 24% from 22%. In management's opinion, the increase is due to lower revenues which resulted in fixed charges, such as amortization, being higher on a percentage basis.


Sales and Marketing

Sales and marketing expenses decreased $183,000 or 32%, during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. The decreases are primarily in salaries and benefits which decreased $90,000 and contract labor and temporary help, $76,000. A smaller workforce and less dependence on contract labor associated with the outsourcing of various marketing functions account for the decreases.


General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative, and technical support personnel, fees for professional services, amortization of other intangible assets, and facilities expenses. These expenses for the first quarter decreased 9% or $39,000 from the first quarter of the prior year, representing 47% and 36% of net revenues for first fiscal quarter of the current year and prior year, respectively. The reduction in expenses is mainly due to lower depreciation and amortization expense, $31,000, resulting from the full amortization of purchased software technology.

Research and Development

Research and development expenses decreased to $297,000 in the first quarter of fiscal 1999, compared to $325,000 in the first quarter of the prior year, representing 34% and 27% of net revenues, respectively. The primary area that decreased in the first quarter of fiscal 1999 was salaries and benefits, $65,000 associated with some workforce reductions, while contract labor and temporary help increased $44,000 due to outsourcing of research and development.


Income Tax Benefit

The Company recorded an income tax benefit of $15,935 for the first quarter of fiscal 1999.


Liquidity and Capital Resources

Cash and cash equivalents decreased by $253,000 to $3,584,000 at the end of the first quarter of fiscal 1999 from $4,106,000 at the end of fiscal 1998. The decrease in cash and cash equivalents was primarily a result of the proceeds on the sale of trading securities of $968,000 less the purchase of $570,000 of held-to-maturity investments, the tax payment of $200,000 and the operating loss for the quarter of $432,000. The Company believes it can fund its working capital needs from operations, available cash, and available investments.


Recent Developments

The Documentum, Inc. stock has decreased in value since December 31, 1998.
The combined value of the trading and available-for-sale shares of Documentum was $1,436,520 and $ 626,701 at December 31, 1998 and January 31, 1999. The
market price was $53.44 and $23.31 per share December 31, 1998 and January 31, 1999, respectively. There were no shares sold during January. Recent market prices indicate the stock is volatile despite favorable earnings reports from Documentum. The Company continues to monitor this investment and make decisions about its stock holdings considering this volatility.


Risk and Uncertainty

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-QSB which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be effected on a timely basis; the risk that such products may not achieve market acceptance within the Windows or Macintosh markets; the risk that the prevalence and functionality of available free E-mail software will increase and further erode revenues; and the risk that the Company would not be able to fund its working capital needs from cash flows.

YEAR 2000 Software Exposure

The Company is cognizant of the issues associated with the two digit programming code in existing computer systems as the Year 2000 nears. The Year 2000 problem is complex and can be quite extensive, as many computer systems will be affected in some way by the rollover of the two-digit year value to a four-digit year value. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its products, its own computer systems and from third parties with whom the Company deals. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business. The Company has programs which it continues to evaluate and modify to ensure products will operate properly in the Year 2000 and in the years immediately following 2000, for both future shipments of its products and for its products already in the current customer installed base. Many products will operate properly in the Year 2000 and in the years immediately following 2000, while others still may require further modification in order to operate properly in the Year 2000 and in the years immediately following 2000. While the Company believes that most of its currently developed and actively marketed products will operate properly in the Year 2000 and in the years immediately following 2000 for significantly all functionality, these software products could contain errors or defects related to the Year 2000. Versions of the Company's products, which are not the most currently released or which are not currently being developed, may not operate properly in the Year 2000 and in the years immediately following 2000. The Company sells some of its older product lines, which are not being actively developed and updated, as such these products may not necessarily operate properly in the Year 2000 and in the years immediately following 2000. The Company has provided information on its Web site for the purpose of assisting customers in planning for the transition to Year 2000.
Such information is informational only and is provided without warranty of any kind. The Company recognizes that whether its products will be viewed to operate properly in the Year 2000 and in the years immediately following 2000 will depend upon many factors, many of which are completely out of the Company's control. This uncertainty may result in lawsuits against the Company. Management cannot estimate the impact of any such suits on the Company. The Company is not involved in any legal matters relating to Year 2000 issues. The Company continues to address the potential impact to the Company of Year 2000 operability by any of its key suppliers or customers. It is believed the corporate systems will operate properly in the Year 2000 and in the years immediately following 2000. The Year 2000 project cost is not expected to be material. The Company believes that its exposure on Year 2000 issues is not material to its business as a whole.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

                         PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             (27)  Financial Data Schedule - for SEC filing only

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CE SOFTWARE HOLDINGS, INC.
                                 (Registrant)

     Signature                 Title                        Date


 /s/ Richard A. Skeie                                       February 12, 1999
_________________________      President, Chief Executive   _________________
    (Richard A. Skeie)         Officer, and Director



/s/ John S. Kirk                                            February 12, 1999
_________________________      Secretary, Treasurer, and    _________________
   (John S. Kirk)              Director



/s/ John L. Mason                                           February 12, 1999
_________________________      Chief Financial Officer      _________________
   (John L. Mason)

EXHIBIT INDEX


Exhibit
Number           Description

27               Financial Data Schedule - for SEC filing only