Form 10QSB
period 1999-03-31
CE SOFTWARE HOLDINGS INC
filed 1999-05-14
CIK 866283

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 1999.

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

                 YES   X                               NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

 April 30, 1999      Common Stock                      1,095,900
                     Class B Common Stock                      0

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                              Table of Contents


Part I FINANCIAL INFORMATION

  Item 1. Financial Statements:                                   Page

  Consolidated Balance Sheets
     March 31, 1999 and September 30, 1998                          3

  Consolidated Statements of Operations and
     Comprehensive Loss
     Three Months and Six Months Ended March 31, 1999 and 1998      4

  Consolidated Statements of Cash Flows
     Six Months Ended March 31, 1999 and 1998                       5

  Notes to Consolidated Financial Statements                        6

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            8

Part II OTHER INFORMATION

  Item 4. Submission of Matters for Vote of Security Holders       14
  Item 6. Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                         16

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                   March 31, 1999 and September 30, 1998



Assets                                                 March 31          September 30
Current assets:                                       (Unaudited)
  Cash and cash equivalents                             $2,354,109         4,106,493
  Investments                                            2,986,997         2,882,031
  Trade accounts receivable, net                           451,623           479,953
  Inventories                                              262,176           394,649
  Other current assets                                     404,582           251,102
                                                        __________        __________
     Total current assets                                6,459,487         8,114,228

Property, fixtures, and equipment:
  Land                                                      91,796           316,796
  Building                                               1,312,016         1,312,016
  Fixtures and equipment                                 2,706,733         2,633,551
                                                        __________        __________
     Total property, fixtures, and equipment             4,110,545         4,262,363
     Less accumulated depreciation                       2,546,734         2,360,475
                                                        __________        __________
     Net property, fixtures, and equipment               1,563,811         1,901,888

  Deferred income taxes                                    364,000           369,000
  Other intangible assets, net of amortization              27,908            33,888
  Other assets                                              38,029            43,256
                                                        __________        __________
     Total assets                                       $8,453,235        10,462,260
                                                        __________        __________
                                                        __________        __________

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                        $91,519            87,480
  Trade accounts payable                                   217,208           238,343
  Accrued payroll and benefits                             159,918           171,033
  Income taxes payable                                    (107,191)          275,744
  Other accrued payables                                    78,632           111,991
  Deferred revenue                                          23,207            33,948
  Deferred income taxes                                     65,000           588,000
                                                         _________         _________
     Total current liabilities                             528,293         1,506,539

  Long-term debt, net of current portion                   295,778           342,685
                                                         _________         _________
     Total liabilities                                     824,071         1,849,224

Stockholders' equity:
  Common stock, $.10 par value.  Authorized
    2,000,000 shares; issued and outstanding
    1,095,900 in 1998 and 1997                             109,590           109,590
  Additional paid-in capital                             5,893,710         5,893,710
  Accumulated comprehensive income                        (259,251)          (72,138)
  Retained earnings                                      1,885,115         2,681,874
                                                        __________        __________
     Total stockholders' equity                          7,629,164         8,613,036
                                                        __________        __________
     Total liabilities and stockholders' equity         $8,453,235        10,462,260
                                                        __________        __________
                                                        __________        __________


See accompanying notes to consolidated financial statements.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
           Consolidated Statements of Operations and Comprehensive Loss
            For the three and six months ended March 31, 1999 and 1998
                                 (Unaudited)


                                            Three Months Ended March 31,      Six Months Ended March 31,
                                               1999            1998               1999         1998

Net revenues                                  $580,416      1,288,014          1,448,904    2,510,660
Cost of revenues                               163,692        273,890            370,583      549,672
                                             _________      _________          _________    _________
  Gross profit                                 416,724      1,014,124          1,078,321    1,960,988

Sales and marketing                            474,562        505,173            867,338    1,080,559
General and administrative                     416,260        453,859            820,412      897,375
Research and development                       308,449        330,584            605,036      655,716
                                             _________      _________          _________    _________
    Operating expenses                       1,199,271      1,289,616          2,292,786    2,633,650

    Operating loss                            (782,547)      (275,492)        (1,214,465)    (672,662)

Other income (expense):
Gain on sale of investments                          -              -              1,827            -
Loss on sale of land                           (25,000)             -            (25,000)           -
Change in market value of trading securities  (454,459)             -           (107,096)           -
Interest income                                 54,981         31,394            107,860       56,468
Interest expense                                (9,058)       (19,746)           (18,820)     (40,182)
                                             __________     _________          _________    _________
    Total other income (expense)              (433,536)        11,648            (41,229)      16,286

Loss before income tax (expense) benefit    (1,216,083)      (263,844)        (1,255,694)    (656,376)
Income tax benefit (expense)                   443,000         (1,256)           458,935       (1,256)
                                             _________      _________          _________    __________
    Net loss                                  (773,083)      (265,100)          (796,759)    (657,632)
                                             _________      _________          _________    _________

Other comprehensive loss, before tax -
  Unrealized loss on securities               (516,667)             -           (319,113)            -
Income tax benefit related to items of other
  comprehensive loss                           214,500              -            132,000             -

Comprehensive loss                         $(1,075,250)      (265,100)          (983,872)     (657,632)
                                             _________      _________          _________    __________
                                             _________      _________          _________    __________



Basic net loss per share                   $      (.71)          (.24)              (.73)         (.60)

Shares used in per
  share calculation - basic                  1,095,900      1,095,900          1,095,900     1,095,900

Diluted net loss per share                   $    (.71)          (.24)              (.73)         (.60)

Shares used in per
  share calculation - diluted                1,095,900      1,095,900          1,095,900     1,095,900



See accompanying notes to consolidated financial statements.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
               For the six months ended March 31, 1999 and 1998
                                (Unaudited)

1999 1998

Cash flows from operating activities:
  Net loss                                                  $(796,759)    $(657,632)
  Adjustments to reconcile net loss to
  net cash (used in) provided by operating activities:
    Depreciation and amortization:
      Property, fixtures, and equipment                       186,259       212,656
      Purchased software                                       20,085        66,666
      Other                                                         -        74,189

    Accretion of discount                                     (12,905)            -
    Change in market value trading securities                 107,096             -
    Proceeds from sale of trading securities                  967,922             -
    Gain on sale of trading securities                         (1,827)            -
    Decrease in deferred income taxes payable                (386,000)            -
    Loss on sale of land                                       25,000             -
    Decrease in trade accounts receivable                      28,330       531,519
    Increase in other current assets and other assets        (148,253)      (11,615)
    Decrease in inventories                                   132,473       204,737
    Decrease in accounts payable and accrued expenses         (65,609)      (99,820)
    Decrease in deferred revenue                              (10,741)      (19,812)
    Decrease in income taxes payable                         (382,935)            -
    Other                                                           -        (9,654)
                                                            _________     _________
      Net cash (used in) provided by operating activities    (337,864)      291,234

Cash flows from investing activities:
  Purchase of held-to-maturity investments                 (1,571,475)            -
  Proceeds upon maturity of held-to-maturity investments       87,110             -
  Proceeds from sale of land                                  200,000         4,395
  Purchase of property and equipment
      and other intangible assets                             (87,287)      (52,004)
                                                            _________     _________
      Net cash used in investing activities                (1,371,652)      (47,609)

Cash flows from financing activities:
  Payment of long-term debt                                   (42,868)      (21,788)
                                                            _________     _________
      Net (decrease) increase in cash and cash equivalents (1,752,384)      221,837

Cash and cash equivalents at beginning of period            4,106,493     1,454,434
                                                            _________     _________
      Cash and cash equivalents at end of period           $2,354,109    $1,676,271
                                                            _________     _________
                                                            _________     _________

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                $18,590        40,130
      Income taxes                                            310,000         1,256


See accompanying notes to consolidated financial statements.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               March 31, 1999
                                 (Unaudited)

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


3) Stockholders' Equity

At March 31, 1999, options to purchase an aggregate of 142,380 shares were held by 44 persons, at exercise prices of from $2.16 to $46.25 per share.

4) Effect of New Accounting Pronouncements

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), is effective for both interim and annual periods beginning after December 15, 1997. Accordingly, the Company has applied the provisions of SFAS 130 for the period ended March 31, 1999 and has retroactively restated all Statements of Income to conform with the disclosure provisions of SFAS 130. The effect of implementing SFAS 130 was disclosure only,there was no impact to the Company's financial position and results of operations.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), is effective for both interim and annual periods beginning after December 15, 1997. Accordingly, the Company has applied the provisions of SFAS 131 for the period ended March 31, 1999, however, there was no restatement necessary to conform with the provisions. The effect of implementing SFAS 131 was immaterial to the Company's financial position and results of operations.

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

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for the quarters ended March 31, 1999 and 1998.

                                  Quarter Ended March 31, Six Months Ended March 31,
                                       1999    1998           1999    1998
Percentage of net revenues:
   Net revenues                        100%    100%           100%    100%
   Cost of revenues                     28      21             25      22
                                       ___     ___            ___     ___
     Gross profit                       72      79             75      78

   Sales and marketing                  82      39             60      43
   General and administrative           72      35             57      36
   Research and development             53      26             42      26
                                       ___     ___            ___     ___
     Total operating expenses          207     100            159     105
                                       ___     ___            ___     ___
     Operating loss                   (135)    (21)           (84)    (27)

   Other income, net                   (74)      1             (3)      1
                                       ___     ___            ___     ___
     Loss before income taxes         (209)    (20)           (87)    (26)
   Income tax benefit (expense)         76       0             32       0
                                       ___     ___            ___     ___
     Net loss                         (133)%   (20)%          (55)%   (26)%
                                       ___     ___            ___     ___
                                       ___     ___            ___     ___


Three months ended March 31, 1999

Net Revenues

Net revenues for the second quarter of the current year were $580,000 compared to $1,288,000 for the second quarter of the prior year. Revenues were down in both the Messaging and Personal Applications product groups. As a percentage of net revenues, approximately 33% of the Company's current revenues were from Personal Application products compared to 25% a year ago. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility program. During fiscal 1998, this product was only available for the Apple Macintosh market. The Macintosh's smaller market share over the last few years has negatively impacted these revenues and in the opinion of management, the new version of QuicKeys for Windows, released in this first quarter of fiscal year 1999, offers meaningful long-term growth potential. During the second quarter of the current fiscal year, approximately 23% of the Personal Application revenue resulted from the release of QuicKeys for Windows.

Revenues from the Company's Messaging products fell 60% compared to the prior year, but still accounted for approximately 67% of total net revenues. Historically, these revenues were primarily derived from QuickMail LAN, the Company's Macintosh server based, E-mail solution. Over the past few years, revenues from QuickMail LAN have declined significantly. For the second quarter of fiscal year 1999, QuickMail LAN accounted for 3% of Messaging product revenues compared to 22% for the second fiscal quarter of the prior year. Management believes that the decline is due, in part, to the reduced number of businesses using the Mac OS, and in part to Company efforts to promote its QuickMail Pro/Office over QuickMail LAN. The QuickMail LAN product was discontinued in the first half of fiscal 1999. Presently, the majority of messaging revenues is generated from the Company's QuickMail Pro and QuickMail Office products. These sales consisted of 96% and 75% of messaging product revenues for the second quarter of fiscal 1999 and the second quarter last year, respectively. These products are cross-platform, open standards messaging products available for both Microsoft Windows and Mac OS environments. In management's opinion, these revenues have been negatively impacted due to the development of strong competition within the E-mail market. This competition includes the prevalence of inexpensive and in some cases free, E-mail software. In management's opinion, such competition is expected to continue and may hinder substantial, long-term growth of this product group.

Net revenues from international channels decreased to approximately $197,000 in the second quarter of the current year, from $365,000 in the second quarter of the prior year, representing 34% and 28% of net revenues, respectively. The decrease was primarily due to a decline of sales in the European market and the continued economic downturn in Asia.


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

Cost of revenues decreased $110,000 in the second quarter of fiscal 1999 compared to the same period a year ago. As a percentage of net revenues, cost of revenues increased to 28% from 21%. The increase is due to lower revenues which results in fixed charges, such as amortization, being higher on a percentage basis.


Sales and Marketing

Sales and marketing expenses decreased $31,000 or 6%, during the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. The variances are primarily decreases in salaries and benefits, $60,000; and contract labor and temporary help, $26,000; with an increase in marketing/advertising expenses of $47,000. A smaller sales and marketing workforce and less dependence on contract labor associated with the outsourcing of various marketing functions account for the decreases. Certain marketing/advertising expenses experienced increases due to the launching of new products.


General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative, and technical support personnel, fees for professional services, amortization of other intangible assets, and facilities expenses. These expenses for the second quarter decreased 8% or $38,000 from the second quarter of the prior year, representing 72% and 35% of net revenues for second fiscal quarter of the current year and prior year, respectively. The reduction in expenses is mainly due to lower depreciation and amortization expense, $49,000, resulting from the full amortization of purchased software technology.


Research and Development

Research and development expenses decreased to $308,000 in the second quarter of fiscal 1999, compared to $331,000 in the second quarter of the prior year, representing 53% and 26% of net revenues, respectively. The primary area that decreased in the second quarter of fiscal 1999 was salaries and benefits, $59,000 associated with some workforce reductions, while contract labor and temporary help increased $45,000 due to outsourcing of some research and development, and technical writing activities.


Income Tax Benefit

The Company recorded an income tax benefit of $443,000 for the second quarter of fiscal 1999 compared to no tax benefit for the second quarter of fiscal 1998 because the Company has utilized all available net operating loss carrybacks and had recorded a valuation allowance for its net operating loss carryforward.




Six Months ended March 31, 1999


Net Revenues

Net revenues for the first six months of the current year were $1,449,000 compared to $2,511,000 for the same period last year. The 42% decrease in net revenues was due to a $926,000, or 49% decrease in revenues from the Company's Messaging products and a $136,000, or 22% decrease in revenues from the Company's Personal Applications products.

Approximately 34% of the revenues for the first six months of the current fiscal year are from Personal Application products compared to 25% a year ago. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility program. During fiscal 1998, this product was only available for the Apple Macintosh market. The Macintosh's smaller market share over the last few years has negatively impacted these revenues and in the opinion of management, the new version of QuicKeys for Windows, released in this first quarter of fiscal year 1999 offers meaningful long-term growth potential. During the first six months of the current fiscal year, approximately 21% of the Personal Application revenue resulted from the release of QuicKeys for Windows.

Revenues from Messaging products accounted for 66% of total net revenues. Historically, these revenues were primarily derived from QuickMail LAN, the Company's Apple Macintosh server based, E-mail solution. Over the past few years, revenues from QuickMail LAN have declined significantly. For the first six months of fiscal year 1999, QuickMail LAN accounted for 10% of Messaging product revenues compared to 24% during the first six months of the prior year. Management believes that the decline is due, in part, to the reduced number of businesses using the Mac OS, and in part to Company efforts to promote its QuickMail Pro/Office over QuickMail LAN. The QuickMail LAN product was discontinued in the first half of fiscal 1999. Presently, the majority of messaging revenues is generated from the Company's QuickMail Pro and

QuickMail Office products. These sales consisted of 88% and 73% of messaging product revenues for the first two quarters of of fiscal 1999 and the first two quarters of last year, respectively. These products are cross-platform, open standards messaging products available for both Microsoft Windows and Mac OS environments. In management's opinion, these revenues have been negatively impacted due to the development of strong competition within the E-mail market. This competition includes the prevalence of inexpensive and in some cases free, E-mail software. In management's opinion, such competition is expected to continue and may hinder substantial, long-term growth of this product group.


Approximate net revenues by product group for the six-month periods ended March 31, 1998 and 1997 are as follows:

                                      1999            1998
Messaging                           $958,000       $1,884,000
Personal applications                491,000          627,000
                                   _________        _________
Total net revenues                $1,449,000       $2,511,000

Net revenues from international channels decreased to approximately $473,000 in the first six months of the current year, from $712,000 in the same period a year ago, representing 33% and 28% respectively, of total net revenues in both periods. The decrease was primarily due to a decline of sales in the European market and the continued economic downturn in Asia.

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

Cost of revenues, as a percentage of net revenues, increased from 22% to 25% in the first six months of fiscal 1999, compared to the same period a year ago. The increase is due to lower revenues which results in fixed charges, such as amortization, being higher on a percentage basis.


Sales and Marketing

Sales and marketing expenses in the first six months of fiscal 1999 were reduced $213,000, or 20% compared to the first six months of fiscal 1998. This decrease was a result of lower salaries and benefits, $150,000; contract labor and temporary help, $102,000; and an increase in marketing/advertising expense of $67,000. The lower salaries and benefits and contract labor and temporary help were primarily due to more a more focused sales and marketing effort. The increase in marketing/advertising expenses was primarily due to the launch of new products.



General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the first six months of fiscal 1999 were reduced $77,000, or 9% from the same period a year ago. The largest of these changes was a decrease in salaries and benefits of $99,000 along with increases in contract labor and temporary help; $14,000, and legal and accounting; $12,000. The decrease in salaries and benefits was the result of a smaller workforce. The increases resulted from the increased reliance on contract labor due to a smaller workforce and the implementation of new accounting software.

Research and Development

Research and development expenses decreased to approximately $605,000 for the first six months of the current year from $656,000 in the same period last year, representing 42% and 26% of net revenues, respectively. The primary areas that changed in the first six months of fiscal 1999 were a decrease in salaries and benefits of $124,000 and an increase in contract labor of $90,000. The decrease in salaries and benefits was the result of a more focused development effort, while the increase in contract labor and temporary help resulted from the outsourcing of some research and development, and technical writing activities.

Income Tax Benefit

The Company recorded a federal income tax benefit of $459,000 for the first six months of fiscal 1999 compared to no tax benefit for the first six months of fiscal 1998 because the Company has utilized all available net operating loss carrybacks and had recorded a valuation allowance for its net operating loss carryforward.


Liquidity and Capital Resources

Cash and cash equivalents decreased by $1,752,000 to $2,354,000 at the end of the second quarter of fiscal 1999 from $4,106,000 at the end of fiscal 1998. The decrease in cash and cash equivalents was primarily a result of the proceeds on the sale of trading securities of $968,000 less the purchase of $1,571,000 of held-to-maturity investments, the tax payments of $310,000 and the operating loss for the six months ended of $1,214,000. The Company believes it can fund its working capital needs from operations, available cash and investments.


Recent Developments

The Documentum, Inc. stock has continued to decrease in value since December 31, 1998. The combined market value of the trading and available-for-sale shares of Documentum was $1,436,520 and $465,395 at December 31, 1998 and March 31, 1999, respectively. The market price was $53.44 and $17.31 per share December 31, 1998 and March 31, 1999, respectively. There were no shares sold during the second quarter of fiscal 1999. Recent market prices indicate the stock is volatile and has responded negatively towards lower than anticipated sales, as reported by Documentum. The Company continues to monitor this investment and make decisions about its stock holdings considering this volatility.


Risk and Uncertainty

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-QSB which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be effected on a timely basis; the risk that such products may not achieve market acceptance within the Windows or Macintosh markets; the risk that the prevalence and functionality of available free E-mail software will increase and further erode revenues; risk that the market value of the Company's holdings in Documentum stock will further decline; and the risk that the Company would not be able to fund its working capital needs from cash flows.


Year 2000 Software Exposure:
The Company is cognizant of the issues associated with the two digit programming code in existing computer systems as the Year 2000 nears. The Year 2000 problem is complex and can be quite extensive, as many computer systems will be affected in some way by the rollover of the two-digit year value to a four-digit year value. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its products, its own computer systems and from third parties with whom the Company deals. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

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

The Company had sold a minimal amount of its QuickMail LAN product and other older products in the first half of fiscal 1999, which are not being actively developed and updated; as such these products may not necessarily operate properly in the Year 2000 and in the years immediately following 2000. The company has discontinued the sale of these products which is disclosed in detail on the Company's Web site. The Company has provided information on its Web site for the purpose of assisting customers in planning for the transition to Year 2000. Such information is informational only and is provided without warranty of any kind. The Company recognizes that whether its products will be viewed to operate properly in the Year 2000 and in the years immediately following 2000 will depend upon many factors, many of which are completely out of the Company's control. This uncertainty may result in lawsuits against the Company. Management cannot estimate the impact of any such suits on the Company.
The Company is not involved in any legal matters relating to Year 2000 issues.

The Company continues to address the potential impact to the Company of Year 2000 operability by any of its key suppliers or customers. Its customers and key suppliers have represented their Year 2000 readiness to be sufficient at this time in nearly all cases and others have stated their plans to be ready. It is believed the corporate systems will operate properly in the Year 2000 and in the years immediately following 2000.

The Year 2000 project cost is not expected to be material. The Company believes that its exposure on Year 2000 issues could potentially be material to its business as a whole. The

Company believes that its exposure on Year 2000 issues is not material to its business as a whole. Actual results of the Company's business operations may differ materially from this forward-looking statement. The actual impact of Year 2000 issues will depend upon a number of factors, including, but not limited to, customer's continued use of the Company's discontinued products, the extent to which the Company's web cite is consulted by customers, the extent to which the Company's customers are affected by Year 2000 problems unrelated or related to the Company's products and general legal developments relating to Year 2000 liability. Internal costs associated with the Year 2000 project have not been separately monitored but would primarily relate to payroll related costs. No external consultants have been contracted to assist specifically with this project.

The Company has not yet developed contingency plans to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations, including operations under the control of third parties. Additionally, the most reasonably likely worst case scenario has not yet been clearly identified. Development of such contingency plans is in progress and is expected to be completed by August 31, 1999. There can be no assurance that the Company will be able to develop contingency plans that will adequately address all Year 2000 issues that may arise. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it. The impact of the Year 2000 on future Company revenue is difficult to discern but is a risk to be considered in evaluating the future of the Company.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

                        PART II:  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's Annual Meeting on February 25, 1999, all Directors were re-elected as follows:

                                         For           Withheld

      Sheldon T. Fleck                 860,060            5,555
      Christian F. Gurney              860,040            5,575
      John S. Kirk                     860,060            5,555
      David J. Lundquist               860,060            5,555
      Richard A. Skeie                 860,060            5,555



Proposal to amend the Certificate of Incorporation to allow for the elimination of the Class B common and preferred stock.

                                                    Abstained or
                           For          Against     Broker non-vote

                         509,372         2,754          353,489

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     (27)  Financial Data Schedule - for SEC filing only

 (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CE SOFTWARE HOLDINGS, INC.
                                (Registrant)

          Signature                  Title                    Date


    /s/ Richard A. Skeie                                   May 12, 1999
  _________________________   President, Chief Executive  ______________
       (Richard A. Skeie)     Officer, and Director



   /s/ John S. Kirk                                        May 12, 1999
  _________________________   Secretary, Treasurer, and   ______________
      (John S. Kirk)          Director



  /s/ John L. Mason                                        May 12, 1999
  _________________________   Chief Financial Officer     ______________
     (John L. Mason)

EXHIBIT INDEX


Exhibit
Number       Description

27        Financial Data Schedule - for SEC filing only