Form 10QSB
period 1999-06-30
CE SOFTWARE HOLDINGS INC
filed 1999-08-12
CIK 866283

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB


 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 1999.

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

                 YES   X                               NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


 July 31, 1999      Common Stock                       1,099,200
                    Class B Common Stock                       0

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                              Table of Contents


Part I FINANCIAL INFORMATION

  Item 1. Financial Statements:                                   Page

 Consolidated Balance Sheets
   June 30, 1999 and September 30, 1998                              3

 Consolidated Statements of Operations and
   Comprehensive Loss
   Three Months and Nine Months Ended June 30, 1999 and 1998         4

 Consolidated Statements of Cash Flows
    Nine Months Ended June 30, 1999 and 1998                         5

 Notes to Consolidated Financial Statements                          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations 8

Part II OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                          16

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                     June 30, 1999 and September 30, 1998


Assets                                                 June 30           September 30
Current assets:                                      (Unaudited)
  Cash and cash equivalents                             $3,455,323         4,106,493
  Investments                                            1,650,282         2,882,031
  Trade accounts receivable, net                           731,396           479,953
  Inventories                                              293,343           394,649
  Other current assets                                     385,627           251,102
                                                        __________        __________
     Total current assets                                6,515,971         8,114,228

Property, fixtures, and equipment:
  Land                                                      91,796           316,796
  Building                                               1,312,016         1,312,016
  Fixtures and equipment                                 2,712,450         2,633,551
                                                        __________        __________
     Total property, fixtures, and equipment             4,116,262         4,262,363
     Less accumulated depreciation                       2,632,174         2,360,475
                                                        __________        __________
     Net property, fixtures, and equipment               1,484,088         1,901,888

  Deferred income taxes                                    363,000           369,000
  Other intangible assets, net of amortization              24,918            33,888
  Other assets                                              32,467            43,256
                                                        __________        __________
     Total assets                                       $8,420,444        10,462,260
                                                        __________        __________
                                                        __________        __________

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                        $98,253            87,480
  Trade accounts payable                                   283,805           238,343
  Accrued payroll and benefits                             176,681           171,033
  Income taxes payable                                     (62,190)          275,744
  Other accrued payables                                   114,736           111,991
  Deferred revenue                                          14,034            33,948
  Deferred income taxes                                    (19,000)          588,000
                                                        __________        __________
      Total current liabilities                            606,319         1,506,539

  Long-term debt, net of current portion                   266,642           342,685
                                                        __________        __________
      Total liabilities                                    872,961         1,849,224

Stockholders' equity:
  Common stock, $.10 par value.  Authorized
   2,000,000 shares; issued and outstanding
   1,095,900 in 1999 and 1998                              109,590           109,590
  Additional paid-in capital                             5,893,710         5,893,710
  Accumulated comprehensive income                        (296,028)          (72,138)
  Retained earnings                                      1,840,211         2,681,874
                                                        __________        __________
     Total stockholders' equity                          7,547,483         8,613,036
                                                        __________        __________

     Total liabilities and stockholders' equity         $8,420,444        10,462,260
                                                        __________        __________
                                                        __________        __________

See accompanying notes to consolidated financial statements.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
           Consolidated Statements of Operations and Comprehensive Loss
            For the three and nine months ended June 30, 1999 and 1998
                                 (Unaudited)


                                           Three Months Ended June 30,       Nine Months Ended June 30,
                                              1999            1998             1999            1998

Net revenues                                  $1,346,759        905,260        2,795,663       3,415,920
Cost of revenues                                 236,592        203,692          607,174         753,364
                                              __________     __________       __________      __________
    Gross profit                               1,110,167        701,568        2,188,489       2,662,556

Sales and marketing                              466,182        312,688        1,333,520       1,393,247
General and administrative                       405,645        423,165        1,226,058       1,320,540
Research and development                         288,642        226,339          893,678         882,055
                                              __________     __________       __________      __________
    Operating expenses                         1,160,469        962,192        3,453,256       3,595,842
                                              __________     __________       __________      __________
    Operating loss                               (50,302)      (260,624)      (1,264,767)       (933,286)

Other income (expense):
Gain on sale of investments                            -              -            1,827               -
Loss on sale of land                                   -              -          (25,000)              -
Change in market value of trading securities     (53,459)             -         (160,555)              -
Interest income                                   53,011         19,432          160,871          75,900
Interest expense                                  (8,154)       (19,704)         (26,974)        (59,886)
                                              __________     __________       __________      __________
    Total other income (expense)                  (8,602)          (272)         (49,831)         16,014

    Loss before income tax (expense) benefit     (58,904)      (260,896)      (1,314,598)       (917,272)
Income tax benefit (expense)                      14,000              -          472,935          (1,256)
                                              __________     __________       __________      __________
    Net loss                                    $(44,904)     $(260,896)       $(841,663)      $(918,528)

Other comprehensive loss, before tax -
    Unrealized loss on securities                (60,776)             -         (379,890)              -

Income tax benefit related to items of other
    comprehensive loss                            24,000              -          156,000               -
                                              __________     __________       __________      __________
Comprehensive loss                             $ (81,680)     $(260,896)     $(1,065,553)      $(918,528)
                                              __________     __________       __________      __________
                                              __________     __________       __________      __________

Basic net loss per share                       $    (.04)          (.24)            (.77)           (.84)

Shares used in per share calculation - basic   1,095,900      1,095,900        1,095,900       1,095,900

Diluted net loss per share                     $    (.04)          (.24)           ( .77)           (.84)

Shares used in per share calculation - diluted 1,095,900      1,095,900        1,095,900       1,095,900


See accompanying notes to consolidated financial statements.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
               For the nine months ended June 30, 1999 and 1998
                                 (Unaudited)

                                                                   1999            1998
Cash flows from operating activities:
   Net loss                                                        $(841,663)      $(918,528)
   Adjustments to reconcile net loss to
   net cash (used in) provided by operating activities:
      Depreciation and amortization:
       Property, fixtures, and equipment                             271,699         316,324
       Purchased software                                             23,075          99,999
       Other                                                               -         111,283
      Amortization of premium                                          2,536               -
      Accretion of discount                                          (12,962)              -
      Change in market value trading securities                      160,555               -
      Proceeds from sale of trading securities                       967,922               -
      Gain on sale of trading securities                              (1,827)              -
      Decrease in deferred income taxes payable                     (445,000)           (557)
      Loss on sale of land                                            25,000               -
      (Increase) Decrease in trade accounts receivable              (251,443)        652,928
      Increase in other current assets and other assets             (123,736)        (10,271)
      Decrease in inventories                                        101,306         276,722
      Increase (Decrease) in accounts payable and accrued expenses    53,855        (252,218)
      Decrease in deferred revenue                                   (19,914)        (48,603)
      Decrease in income taxes payable                              (337,934)              -
      Other                                                                -         (14,053)
                                                                  __________      __________
         Net cash (used in) provided by operating activities        (428,531)        213,026

Cash flows from investing activities:
   Proceeds from sale of property, fixtures, and equipment                 -           5,350
   Purchase of held-to-maturity investments                       (1,571,475)              -
   Proceeds upon maturity of held-to-maturity investments          1,307,110               -
   Purchases of short-term investments                                     -        (924,317)
   Maturities of short-term investments                                    -         300,000
   Proceeds from sale of land                                        200,000               -
   Purchase of property, equipment and other intangible assets       (93,004)        (68,708)
                                                                  __________      __________
         Net cash used in investing activities                      (157,369)       (687,675)
                                                                  __________      __________
Cash flows from financing activities:
   Payment of long-term debt                                         (65,270)        (32,739)
                                                                  __________      __________
         Net decrease in cash and cash equivalents                  (651,170)       (507,388)

Cash and cash equivalents at beginning of period                   4,106,493       1,454,434
                                                                  __________      __________
   Cash and cash equivalents at end of period                     $3,455,323        $947,046
                                                                  __________      __________
                                                                  __________      __________
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
         Interest                                                    $27,878         $60,136
         Income taxes                                               $310,000          $1,813


See accompanying notes to consolidated financial statements.

                  CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                June 30, 1999
                                 (Unaudited)

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

Available-for-sale securities are restricted stock of Documentum, Inc. The investment is recorded at market value, with the unrealized gain (loss) recorded as a component of stockholders' equity.


3) Stockholders' Equity

At June 30, 1999, options to purchase an aggregate of 154,174 shares were held by 55 persons, at exercise prices of from $2.16 to $46.25 per share.

4) Effect of New Accounting Pronouncements

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), is effective for both interim and annual periods beginning after December 15, 1997. Accordingly, the Company has applied the provisions of

SFAS 130 for the period ended June 30, 1999 and has retroactively restated all Statements of Income to conform with the disclosure provisions of SFAS 130. The effect of implementing SFAS 130 was disclosure only, there was no impact to the Company's financial position and results of operations.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), is effective for both interim and annual periods beginning after December 15, 1997. Accordingly, the Company has applied the provisions of SFAS 131 for the period ended June 30, 1999, however, there was no restatement necessary to conform with the provisions. The effect of implementing SFAS 131 was disclosure only and not applicable to the Company's financial position and results of operations.

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

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for the quarters ended June 30, 1999 and 1998.

                                  Quarter Ended June 30,   Nine Months Ended June 30,
                                     1999      1998            1999      1998
Percentage of net revenues:
 Net revenues                         100%      100%            100%      100%
 Cost of revenues                      17        23              22        22
                                      ___       ___             ___       ___
     Gross profit                      83        77              78        78

 Sales and marketing                   35        34              47        41
 General and administrative            30        47              44        39
 Research and development              21        25              32        26
                                      ___       ___             ___       ___
     Total operating expenses          86       106             123       106
                                      ___       ___             ___       ___
     Operating loss                    (3)      (29)            (45)      (28)

 Other income (expense), net           (1)        0              (2)        1
                                      ___       ___             ___       ___

     Loss before income taxes          (4)      (29)            (47)      (27)
 Income tax benefit (expense)           1         0              17         0
                                      ___       ___             ___       ___
     Net loss                          (3)%     (29)%           (30)%     (27)%




Three months ended June 30, 1999

Net Revenues

Net revenues for the third quarter of the current year were $1,347,000 compared to $905,000 for the third quarter of the prior year. Revenues were up in both the Messaging and Personal Applications product groups. As a percentage of net revenues, approximately 45% of the Company's current revenues were from Personal Application products compared to 19% a year ago. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility program. During fiscal 1998, this product was only available for the Apple Macintosh market. The Macintosh's smaller market share over the last few years has negatively impacted these revenues and in the opinion of management, the new version of QuicKeys for Windows, released in this first quarter of fiscal year 1999, offers growth potential. During the third quarter of the current fiscal year, approximately 8% of the Personal Application revenue resulted from the release of QuicKeys for Windows, representing a decrease from the 23% of revenue from last quarter. The decrease was due to the release of QuicKeys 4.0 for the Macintosh.

Revenues from the Company's Messaging products increased 1% compared to the prior year and accounted for approximately 55% of total net revenues in the third quarter of fiscal year 1999, compared to 81% in third quarter of fiscal year 1998. This represents the focus of the Company on its personal application products. Historically, these Messaging revenues were primarily derived from QuickMail LAN, the Company's Macintosh server based, E-mail solution. Over the past few years, revenues from the QuickMail LAN product have declined significantly and was discontinued in the first half of fiscal 1999, resulting in no revenue for the the third quarter of fiscal year 1999. Presently, all of messaging revenues are generated from the Company's QuickMail Pro and QuickMail Office products. These sales consisted of 100% and 82% of messaging product revenues for the third quarter of fiscal 1999 and the third quarter last year, respectively. These products are cross-platform, open standards messaging products available for both Microsoft Windows and Mac OS environments. In management's opinion, these revenues have been negatively impacted due to the development of strong competition within the E-mail market. This competition includes the prevalence of inexpensive and in some cases free, E-mail software. In management's opinion, such competition is expected to continue and may hinder substantial, long-term growth of this product group.

Net revenues from international channels decreased to approximately $228,000 in the third quarter of the current year, from $313,000 in the third quarter of the prior year, representing 17% and 34% of net revenues, respectively. The decrease was primarily due to a decline of sales in the European market and the continued economic downturn in Asia.


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

Cost of revenues increased $33,000 in the third quarter of fiscal 1999 compared to the same period a year ago. As a percentage of net revenues, cost of revenues decreased to 17% from 23%. The decrease is due to higher revenues which results in fixed charges, such as amortization, being lower on a percentage basis.


Sales and Marketing

Sales and marketing expenses increased $153,000 or 49%, during the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. The variances are primarily increases in marketing/advertising expenses of $102,000; salaries and benefits, $29,000; and other miscellaneous expense accounts, such as contract labor and temporary help, $5,000 and travel and entertainment, $5,000. The increases are a result of a larger sales and marketing workforce and marketing/advertising expenses associated with the launching of new products.


General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative, and technical support personnel, fees for professional services, amortization of other intangible assets, and facilities expenses. These expenses for the third quarter decreased 4% or $18,000 from the third quarter of the prior year, representing 30% and 47% of net revenues for third fiscal quarter of the current year and prior year, respectively. The change in expenses is mainly due to lower depreciation and amortization expense; $52,000, resulting from the full depreciation of certain assets and the full amortization of purchased software technology and an increase in salaries and benefits of $47,000.


Research and Development

Research and development expenses increased to $289,000 in the third quarter of fiscal 1999, compared to $226,000 in the third quarter of the prior year, representing 21% and 25% of net revenues, respectively. The primary areas that increased in the third quarter of fiscal 1999 were salaries and benefits, $26,000 and contract labor and temporary help, $32,000. The increases were due to salary increases and outsourcing of some research and development, and technical writing activities.


Income Tax Benefit

The Company recorded an income tax benefit of $14,000 for the third quarter of fiscal 1999 compared to no tax benefit for the third quarter of fiscal 1998 because the Company has utilized all available net operating loss carrybacks and had recorded a valuation allowance for its net operating loss carryforward.


Nine Months ended June 30, 1999


Net Revenues

Net revenues for the first nine months of the current year were $2,796,000 compared to $3,416,000 for the same period last year. The 18% decrease in net revenues was due to a $919,000, or 35% decrease in revenues from the Company's Messaging products and a $299,000, or 37% increase in revenues from the Company's Personal Applications products.

Approximately 39% of the revenues for the first nine months of the current fiscal year are from Personal Application products compared to 23% a year ago. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility program. During fiscal 1998, this product was only available for the Apple Macintosh market. The Macintosh's smaller market share over the last few years has negatively impacted these revenues and in the opinion of management, the new version of QuicKeys for Windows, released in this first quarter of fiscal year 1999 offers growth potential. During the first nine months of the current fiscal year, approximately 14% of the Personal Application revenue resulted from the release of QuicKeys for Windows.

Revenues from Messaging products accounted for 61% of total net revenues. Historically, these revenues were primarily derived from QuickMail LAN, the Company's Apple Macintosh server based, E-mail solution. Over the past few years, revenues from QuickMail LAN have declined significantly. For the first nine months of fiscal year 1999, QuickMail LAN accounted for 5% of Messaging product revenues compared to 22% during the first nine months of the prior year. This continued decline of QuickMail LAN resulted in the product being discontinued in the first half of fiscal 1999. Presently, the majority of messaging revenues is generated from the Company's QuickMail Pro and QuickMail Office products. These revenues consisted of 95% and 75% of messaging product revenues for the first three quarters of fiscal 1999 and the first three quarters of last year, respectively. These products are cross-platform, open standards messaging products available for both Microsoft Windows and Mac OS environments. In management's opinion, these revenues have been negatively impacted due to the development of strong competition within the E-mail market. This competition includes the prevalence of inexpensive and in some cases free, E-mail software. In management's opinion, such competition is expected to continue and may hinder substantial, long-term growth of this product group.


Approximate net revenues by product group for the nine-month periods ended June 30, 1999 and 1998 are as follows:

                            1999              1998

Messaging                $1,698,000        $2,617,000
Personal applications     1,098,000           799,000
                         __________        __________
Total net revenues       $2,796,000        $3,416,000

Net revenues from international channels decreased to approximately $701,000 in the first nine months of the current year, from $1,025,000 in the same period a year ago, representing 25% and 30% respectively, of total net revenues in both periods. The decrease was primarily due to a decline of sales in the European market and the continued economic downturn in Asia.

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

Cost of revenues, as a percentage of net revenues, remained unchanged at 22% in the first nine months of fiscal 1999, compared to the same period a year ago.


Sales and Marketing

Sales and marketing expenses in the first nine months of fiscal 1999 were reduced $60,000, or 4% compared to the first nine months of fiscal 1998. This decrease was a result of lower salaries and benefits, $120,000; contract labor and temporary help, $97,000; and travel and entertainment; $18,000, and an increase in marketing/advertising expense of $169,000. The lower salaries and benefits, contract labor and temporary help, and travel and entertainment were primarily due to a more focused sales and marketing effort. The increase in marketing/advertising expenses was primarily due to the launch of new products.



General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the first nine months of fiscal 1999 were reduced $94,000, or 7% from the same period a year ago. The largest of these changes was a decrease in depreciation and amortization; $133,000 , and increases in contract labor and temporary help; $16,000, and supplies; $12,000. The decrease in depreciation and amortization was the result of the full depreciation of certain assets and the full amortization of purchased software technology. The increases resulted from the increased reliance on contract labor due to a smaller workforce and the implementation of new accounting software.

Research and Development

Research and development expenses increased to $894,000 for the first nine months of the current year from $882,000 in the same period last year, representing 32% and 26% of net revenues, respectively. The primary areas that changed in the first nine months of fiscal 1999 were a decrease in salaries and benefits of $98,000 and an increase in contract labor of $122,000. The decrease in salaries and benefits was the result of a more focused development effort, while the increase in contract labor and temporary help resulted from the outsourcing of some research and development, and technical writing activities.

Income Tax Benefit

The Company recorded a federal income tax benefit of $473,000 for the first nine months of fiscal 1999 compared to no tax benefit for the first nine months of fiscal 1998 because the Company has utilized all available net operating loss carrybacks and had recorded a valuation allowance for its net operating loss carryforward.


Liquidity and Capital Resources

Cash and cash equivalents decreased by $651,000 to $3,455,000 at the end of the third quarter of fiscal 1999 from $4,106,000 at the end of fiscal 1998. The decrease in cash and cash equivalents was primarily a result of the proceeds on the sale of the operating loss for the nine months ended June 30, 1999 of $1,265,000, offset to some extent by the proceeds on the sales of trading securities of $968,000 less, the tax payments of $310,000. The Company believes it can fund its working capital needs from operations, available cash and investments.


Recent Developments

The Documentum, Inc. stock has continued to decrease in value since
December 31, 1998. The combined market value of the trading and available-for-sale shares of Documentum was $1,436,520, $465,395 and $351,160 at December 31, 1998, March 31, 1999 and June 30, 1999, respectively. The market price was $53.44, $17.31, $13.06 per share over the same period. There were no shares sold during the third quarter of fiscal 1999. Recent market prices indicate the stock is volatile. The Company continues to monitor this investment and make decisions about its stock holdings considering this volatility.


Risk and Uncertainty

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-QSB which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render actual events materially different, including, but not limited to, the risk that new products and product upgrades may not be effected on a timely basis; the risk that such products may not achieve market acceptance within the Windows or Macintosh markets; the risk that the prevalence and functionality of available free E-mail software will increase and further erode revenues; the risk of the growth potential of QuicKeys for Windows; the risk that the market value of the Company's holdings in Documentum stock will further decline; and the risk that the Company would not be able to fund its working capital needs from cash flows.


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

The Company had sold a minimal amount of its QuickMail LAN product and other older products in the first half of fiscal 1999, which are not being actively developed and updated; as such these products may not necessarily operate properly in the Year 2000 and in the years immediately following 2000. The Company has discontinued the sale of these products and has disclosed this action in detail on the Company's Web site. The Company has provided information on its Web site for the purpose of assisting customers in planning for the transition to Year 2000. Such information is informational only and is provided without warranty of any kind. The Company recognizes that whether its products will be viewed to operate properly in the Year 2000 and in the years immediately following 2000 will depend upon many factors, many of which are completely out of the Company's control. This uncertainty may result in lawsuits against the Company. Management cannot estimate the impact of any such suits on the Company. The Company is not involved in any actual or threatened litigation relating to Year 2000 issues.

The Company continues to address the potential impact to the Company of Year 2000 operability by any of its key suppliers or customers. Its key suppliers have represented their Year 2000 readiness to be sufficient at this time in
nearly all cases and others have stated their plans to be ready.   It is
believed the corporate systems will operate properly in the Year 2000 and in the years immediately following 2000.

The Year 2000 project cost is not expected to be material. Although the Company recognizes that its exposure on Year 2000 issues could potentially be material to its business as a whole, the Company at this time believes that its exposure on Year 2000 issues will not be material to its business as a whole. Actual results of the Company's business operations may differ materially from this forward-looking statement. The actual impact of Year 2000 issues will depend upon a number of factors, including, but not limited to, customer's continued use of the Company's discontinued products, the extent to which the Company's web cite is consulted by customers, the extent to which the Company's customers are affected by Year 2000 problems unrelated or related to the Company's products and general legal developments relating to Year 2000 liability. Internal costs associated with the Year 2000 project have not been separately monitored but would primarily relate to payroll related costs. No external consultants have been contracted to assist specifically with this project.

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

                        PART II:  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     (27)  Financial Data Schedule - for SEC filing only

 (b) Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended June 30, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CE SOFTWARE HOLDINGS, INC.
                               (Registrant)

     Signature          Title                       Date


 /s/ Richard A. Skeie                               August 12, 1999
_______________________ President, Chief Executive  _______________
    (Richard A. Skeie)  Officer, and Director



 /s/ John S. Kirk                                   August 12, 1999
_______________________ Secretary, Treasurer, and   _______________
    (John S. Kirk)      Director



 /s/ John L. Mason                                  August 12, 1999
_______________________ Chief Financial Officer     _______________
    (John L. Mason)

EXHIBIT INDEX

Exhibit
Number       Description

27        Financial Data Schedule - for SEC filing only