Form 10KSB
period 1999-09-30
CE SOFTWARE HOLDINGS INC
filed 1999-12-30
CIK 866283

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-KSB

X   Annual report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended September 30, 1999.

    Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from        to       .

                         Commission File No. 0-18809

                         CE SOFTWARE HOLDINGS, INC.
           (Exact name of registrant as specified in its charter)

          Delaware                                       41-1614808
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                       Identification No.)

         1801 Industrial Circle,                           50265
         West Des Moines, Iowa                          (Zip Code)
 (Address of principal executive offices)

      Registrant's telephone number, including area code:  (515) 221-1801
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

Issuer's revenues for its most recent fiscal year:  $3,787,868

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on November 30, 1999: $11,117,750.

Number of shares outstanding of each of the registrant's classes of common stock as of November 30, 1999:

Common Stock  1,111,775


DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

Portions of the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 25, 2000, are incorporated by reference into Part III.

                      CE SOFTWARE HOLDINGS, INC.
                    1999 FORM 10-KSB ANNUAL REPORT
                         Table of Contents

                                                                        Page

Trademarks/Definitions                                                    1

PART I

Item 1.  Business                                                         2
Item 2.  Properties                                                       9
Item 3.  Legal Proceedings                                                9
Item 4.  Submission of Matters to a Vote of Security Holders              9


PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                             10
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10
Item 7.  Financial Statements                                            17
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                             33


PART III

Item 9.  Directors and Executive Officers of the Registrant               33
Item 10. Executive Compensation                                           34
Item 11. Security Ownership of Certain Beneficial Owners and
         Management                                                       34
Item 12. Certain Relationships and Related Transactions                   34


PART IV

Item 13. Exhibits, Financial Statements, and Reports on Form 8-K          35
Signatures                                                                37

TRADEMARKS/DEFINITIONS

ArrangeTM, BackMaticTM, ButtonActionTM, CEToolboxTM, ChoosyTM, CursorWaitTM, DayVisionTM, Demo QuicKeys(r), DialogKeysTM, DisMountyTM, Finder EventsTM, Grab EaseTM, GrabberTM, MailManagerTM, MassCopierTM, Medi:for(r), MenuDecisionTM, MenuWaitTM, MobileVisionTM, MountyTM, MousieTM, My Time Manager(r), NameFinderTM,NameServerTM, NetModemChoosyTM, Network Scheduler(r), ns:AgentTM, NSDDTM, Paste EaseTM, Printer BridgeTM, ProcessSwapTM, ProKeyTM, QK IconsTM, QK InstallTM, QM ServerTM, QM AdministratorTM, QM-Connect GatewayTM, QM ConfigTM, QM-Data Collection BridgeTM, QM-Direct BridgeTM,
QM FormsTM, QM-InternetTM Gateway, QM-Link GatewayTM, QM MenuTM, QM-MHS GatewayTM, QM-QM BridgeTM, QM RecorderTM, QM Recorder IITM, QM RemoteTM, QM ResourcesTM, QM-Script GatewayTM, QM-Serial GatewayTM, QM ServerTM, QM TimeOutsTM, QuickAccessTM, QuicKeys(r), QuicKeys
IconsTM, QuickConferenceTM, QuickMailTM, QuickMailTM Pro, QuickMailBarTM, QuickMessengerTM, QuickSendTM, QuickTimerTM, Schedule/DOS(r), Scrap EaseTM, Screen EaseTM, SpeakEaseTM, TeamVisionTM, Technical Assistance AssistantTM, TypeEaseTM, VaccineTM, WindowDecisionTM, and WindowWaitTM are trademarks or registered trademarks of CE Software, Inc., an Iowa corporation.

IBM(r) is a registered trademark of International Business Machines Corporation ("IBM"). Macintosh(r) and Apple(r) are registered trademarks, and AppleScriptTM, AppleTalkTM, AppleTalk Remote AccessTM , and MacTM are trademarks of Apple Computer, Inc. ("Apple"). MS-DOS(r) and Microsoft(r) are registered trademarks and Windows(r) is a trademark of Microsoft Corporation ("Microsoft"). IntercallTM is a trademark of Holmen and Ungman. QM-LinkTM and QM PostmanTM are trademarks of Netstrategy Software, Inc. Novell(r) is a registered trademarks of Novell, Inc.Netscape NavigatorTM is a trademark of Netscape Communications, Inc., CalendarMakerTM is a trademark of PrairieSoft, Inc., and WebWhackerTM is a trademark of The Forefront Group, Inc.

PART I


Item 1:  Business

General
CE Software Holdings, Inc., a Delaware corporation (the "Company"), develops computer software products that enhance communications, connectivity, and productivity for businesses and home-based personal computer users. The Company's products include personal productivity tools such as the QuicKeys product family, which as of November, 1998, became available for use in the Microsoft's Windows operating system in addition to Apple's Macintosh operating system; business E-mail software, collectively known as the QuickMail product family and developed for use with both Microsoft's Windows and Apple's Macintosh operating systems.

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

The operating subsidiary, CE Software, Inc. (CE) was formed in January 1987 as the successor to a business started in 1981 as the software development arm of a retail computer store known as Computer Emporium. The three founders of CE Software, Inc., Richard A. Skeie, Donald M. Brown, and John S. Kirk, still beneficially and collectively own approximately 26% of the Company's outstanding common stock. Mr. Skeie and Mr. Kirk remain involved in the Company.

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

In fiscal 1998, the investment in Relevance Technologies, Inc. was sold as part of a merger between Relevance and Documentum, Inc. ("Documentum"). The Company received $690,829 in cash and 114,182 shares of Documentum. Of the stock received, the agreement required that 14,302 shares be held in escrow for a period of one year. The Company had classified these restricted shares as available-for-sale securities, and the unrestricted shares as trading securities. During fiscal 1998, the Company sold 67,300 shares of Documentum stock on the open market, resulting in losses of $353,616. These losses are netted with the original $6,206,362 gain results in an overall net gain from the sale of investments of $5,852,746. A realized loss of $282,786 on the decline of market value of the unsold shares was reflected for the year ended September 30, 1998.

In fiscal 1999, the Company sold the remaining 46,882 shares of Documentum at an average price of $30.48 resulting in realized losses of $835,864, of which $553,078 (net of previously recognized loss of $282,786) was recognized for the year ended September 30, 1999.

Products
CE's business and personal productivity software products have received awards from professional groups, user groups, and industry trade publications both in the United States and internationally.

CE's products can be divided into two distinct groups: personal productivity and messaging applications. The personal productivity group consists of the Quickeys product line and the messaging group includes QuickMail Office and QuickMail Pro. The Company's approximate net revenues are as follows:

                                              Years ended September 30,
                                          1999         1998         1997
Messaging                              $2,329,000   3,345,000    5,553,000
Personal productivity                   1,459,000   1,012,000    1,428,000
Calendaring and scheduling                      -           -       75,000
__________________________________________________________________________
Total net revenues                     $3,788,000   4,357,000    7,056,000


In fiscal 1999 and 1998, sales of the QuickMail product family and of QuicKeys were responsible for all of the Company's revenues. CE believes that the products in the messaging and personal productivity groups, as updated from time to time, will continue to make a significant revenue contribution. Of course, these products may be at risk of reduced sales if the Company is unable to produce competitive products or respond to changes in usage of such products.

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

QuicKeys 4.0 for Macintosh debuted in April 1999. Version 4.0 added Mac OS 8.5 compatibility, ten new plug-ins that increased function of the Web, Internet E-mail and the Macintosh desktop, enhanced reliability and performance, new toolbar functionality and 50 new time-saving features. Soon after, in October 1999, QuicKeys 4.1 for Macintosh was released. It included the following enhancements designed to improve QuicKeys' ease-of-use, speed, and reliability; owner compatibility with Mac OS 9, instant E-mail plug-in updated to work with QuickMail Pro version 2.0, more reliability when creating and executing Apple Menu, File Launch and timed Shortcuts, and double-click items in Finder windows that overlap toolbars.

Messaging
QuickMail Office is an easy-to-use electronic mail package aimed at small to mid-sized businesses. It was originally released as an E-mail system for Macintosh-centric local area networks (LAN) in 1988 (QuickMail LAN). Due to the new direction of the E-mail industry, QuickMail LAN was upgraded in 1996 to QuickMail Office to offer full support for industry messaging standards. QuickMail Office provides important communications functionality such as sending and receiving of messages, remote access to E-mail and connectivity to other office locations and E-mail systems.

CE also continues to sell, but does not support QuickMail LAN. Gateway and bridge software that connects QuickMail LAN with the Internet and with other applications are also still available from CE.

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

QuickMail Office includes easy-to-use QuickMail Pro client software plus powerful E-mail server software for Windows NT, Windows 95, and Mac OS. It was designed to bring the powerful features and ease-of-use associated with QuickMail LAN forward to the future.

In June 1999, the Company released QuickMail Office 2.0 and QuickMail Pro 2.0 for Macintosh, a major upgrade of its easy-to-use Internet and interoffice E-mail system for mid-sized businesses. It includes an all-new interface, advanced contact management features, hierarchical file folders, built-in directory services, plus numerous other features and improvements.

In October 1999, the company released QuickMail Pro 2.0 for Windows, a major upgrade of its easy-to-use Internet and personal E-mail client. This QuickMail Office 2.0 client, now available for both Windows and Macintosh, features and all-new interface, home and office E-mail account handling in one window, advanced contact management features, heirarchical file folders and dozens of other improvements.

Product Support
CE believes that customer technical support is an important part of its overall performance. As of September 30, 1999, the Company had 10 full-time employees involved in technical support services, available to all customers by electronic mail, Worldwide Web site, telephone, or fax. Certain customers are charged an annual maintenance fee for upgrades and support. Support services include explaining how the customer's computer works, how their other software works in relation to CE products, solving problems with software operation, and suggesting solutions to business and personal computing issues.

Distribution and Marketing
The Company's products are primarily marketed through independent distributors in the United States, through numerous independent dealers and distributors in other countries, directly to large corporate accounts under site licensing agreements, and directly to end-users through direct marketing campaigns.

Of the Company's total net revenues for fiscal 1999, approximately 24% are through independent, domestic, nonexclusive distributors. Sales to one such distributor, Ingram Micro, accounted for nearly 17% of total net revenues. Domestic distributors purchase product at a discount from list prices.

Of the Company's total net revenues for fiscal 1999, approximately 27% are through independent, international distributors. Several of these distributors are limited by contract to distribution within a specified geographic area.
The Company expects to continue emphasizing its international sales in upcoming periods by providing additional translations of its products. It currently provides translations of certain programs in Japanese, German, French and several other languages. Sales to three such distributors, Computers Unlimited in the United Kingdom, Prisma in West Germany, and Moreware in Sweden, accounted for approximately 7%, 3%, and 3% of total net revenues, respectively. International distributors generally require a somewhat larger discount, in return for various advertising, customer service, and customer registration duties performed by them.

The Company gives its distributors industry-standard rights of return for stock balancing and for defective products, and replacement rights when products are upgraded to new versions. A reserve for returns has been recorded and was $31,000 and $50,800 at September 30, 1999 and 1998, respectively. Returns exchanged for product upgrades and new version releases do not have a material impact on the financial statements because of the Company's low cost to replace such returns. Returns from end users, for any reason, have not been significant.

Product Development
The personal computer software industry continues to undergo rapid technological change, requiring a continuous high level of enhancement of existing products and development of new products. The Company is committed to the creation of new products and intends to continue the enhancement of existing products.

The Company's future financial performance will depend, in part, on the successful development, completion, and introduction of new software products, and of enhanced versions of existing products, and customer acceptance of those products. In the future, there is no assurance that the Company will not encounter difficulties that could delay or prevent the successful development of, or marketing of, new products and/or enhancements of existing products. There also can be no assurance that such products will yield positive results or that such results can be obtained on a timely basis or without the expenditure of substantial funds.

The Company's software products are primarily developed internally, although the Company has increased the amount of extended development with several partners and has purchased and/or licensed software products from independent authors and other software companies. As of September 30, 1999, 12 employees were engaged full time in product development. During fiscal years 1999, 1998, and 1997, the Company spent approximately $1,110,000, $1,169,000, and $1,429,000, respectively, on product development and enhancement activities, representing approximately 29%, 27%, and 20%, respectively, of net revenues in each of these periods.

Competition
The personal computer software market is highly competitive and has been subject to rapid change, which is expected to continue. The Company's competitors include many independent software vendors that have financial, marketing, and technological resources far in excess of those of the Company. Certain of these include Microsoft, IBM (Lotus), QUALCOMM, Netscape Division of America Online, and Novell Corporation. In addition, certain computer manufacturers may devote significant resources to creating software, directly competitive with products of the Company, for inclusion with their computers and computer systems without additional charge to consumers.

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

Employees
As of September 30, 1999, the Company employed 42 full-time equivalent employees (FTE's) and 45 total employees. Part-time employees in total working an aggregate of a 40-hour workweek make one FTE. As of September 30, 1998, December 31, 1998, March 31, 1999, and June 30, 1999, the Company employed 41, 41, 43, and 47 FTE's, and 45, 45, 46, and 48 total employees, respectively.
Over the last few years the Company has steadily taken steps to reduce its workforce. These steps have included both normal employee attrition, as well as employee severance. Such reductions within the areas of development, sales and marketing have been in response to the Company's focus on a smaller number of products and the outsourcing of some functions requiring a particular expertise. Within the administrative areas, reductions have been in response to reduced workloads caused by a smaller volume of transactions. At November 30, 1999, the Company employed 29 FTE's and 31 total employees.

Forward-looking statements
The Company or management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management's Discussion and Analysis contained in its various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995.
Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements.

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

The Company faces risks and uncertainties that could render actual events materially different than those described in our forward-looking statements. These risks and uncertainties include, but not limited to, the risk new products and product upgrades may not be effected on a timely basis; the risk such products may not achieve market acceptance within the Windows or Macintosh markets; the risk the prevalence and functionality of available free E-mail software will increase and further erode revenues; the risk of the growth potential of QuicKeys for Windows; the risk the Company would not be able to fund its working capital needs from cash flows; the Year 2000 risks discussed in Part II, Item 6; and the risk that the prevalence and functionality of available free E-mail software will increase and further erode revenues; and the risk associated with domestic and international general economic conditions. The Company's products are sold in markets that change rapidly and the Company must continually anticipate and adapt its products to emerging computer technologies and capabilities. The Company may not be able to successfully adapt to these changing markets.

Risk factors that may affect future results
The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed in the paragraph above.


Item 2:  Properties

The Company's principal facility is a 22,000-square-foot office building which the Company built in 1990 in West Des Moines, Iowa. In May 1994, the Company borrowed $1,000,000 secured by a mortgage on this building. In February 1995, the Company purchased the land adjacent to this building, giving the Company an additional option for future expansion. The purchase price was $225,000. This adjacent land was contracted for sale in December of 1998 with a closing in January of 1999. The sales price was $200,000.

Since August of 1996, the Company has leased 1,700 square feet of office space in a facility adjacent to the Company's principal facility. This office space was subleased to a third party during all of fiscal year 1998 until the lease expired in August of 1998. The third party tenant continued to rent minimal office space in the Company's principal facility on a month-to-month basis until July 31, 1999. There have been no tenants leasing office space after July 31, 1999.


Item 3:  Legal Proceedings

None

Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to the stockholders in the fourth quarter of fiscal 1999.

PART II


Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

As of November 30, 1999, there were 174 stockholders of record.  The
Company believes that it has approximately 1,850 beneficial stockholders.
The Company has never paid cash dividends on its stock and anticipates it will continue to retain earnings for use in the growth and operation of its business. Under the Company's loan agreement, the bank requires prior approval before any dividends can be paid.

The Company's common stock trades on the The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol: CESH. The following table sets forth the range of high and low sales prices per share of common stock for the last two fiscal years as provided by Nasdaq.

Quarter ended:                  Common stock
                              Low         High

September 30, 1999           $4.188      $8.000
June 30, 1999                 3.125       7.000
March 31, 1999                3.250       5.000
December 31, 1998             3.625       5.500
September 30, 1998            2.250       5.250
June 30, 1998                 2.000       4.000
March 31, 1998                1.625       3.250
December 31, 1997             1.625       3.969

The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and does not anticipate paying any cash dividends on its Common Stock in the forseeable future.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period. Within this discussion and analysis, all dollar amounts (except for per share amounts) have been rounded to the nearest thousand.

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the years in the three-year period ended September 30, 1999.

                                         Years ended September 30,
                                          1999     1998      1997
Percentage of net revenues:
Net revenues                              100%      100       100
Cost of revenues                           23        22        17
                                          _______________________
       Gross profit                           77        78        83

   Sales and marketing                        45        39        49
General and administrative                 43        39        33
Research and development                   29        27        20
                                          _______________________
    Total operating expenses              117       105       102
                                          _______________________
    Operating loss                        (40)      (27)      (19)
Other (expense) income, net               (10)      129         1
                                          _______________________
    Earnings (loss) before income taxes   (50)      102       (18)
Income tax (benefit) expense              (12)       17         -
                                          _______________________
    Net earnings (loss)                   (38)%      85       (18)
                                          _______________________
                                          _______________________


NET REVENUES
Revenues decreased 13% from fiscal 1998 to fiscal 1999. Approximately 39% of the Company's fiscal 1999 revenues were from Personal Productivity products. These revenues are from sales of QuicKeys, the Company's productivity enhancing utility program, which is available for the Windows and Apple Macintosh markets. During fiscal 1998, this product was only available for the Apple market, but the release of QuicKeys for Windows, in the first quarter of fiscal 1999, offers meaningful long-term growth potential. Revenues from the QuicKeys product group increased by 44% compared to the prior year. The increase in fiscal 1999 compared to the prior year was due to the release of the QuicKeys for Windows product, which accounted for 13% of QuicKeys revenues, and a new release of a QuicKeys for Macintosh 4.0.

Revenues from the Company's Messaging products fell 30%, but still accounted for approximately 61% of the total net revenues. Historically, these revenues were primarily derived from QuickMail LAN, the Company's Apple Mac OS, E-mail solution. Over the past few years, revenues from QuickMail LAN have significantly declined. For fiscal year 1999, QuickMail LAN accounted for only 5% of the Messaging product revenues compared to 23% in the prior year. The decline is due to the reduced number of businesses using the Mac OS and the Company promoting its QuickMail Pro/Office. QuickMail LAN product support was discontinued in fiscal 1999. Presently, the majority of messaging revenues is generated from the Company's QuickMail Pro and QuickMail Office products. These products are cross-platform, open standards messaging products available for both Microsoft Windows and Mac OS environments. In management's opinion, these revenues have been negatively impacted due to the development of strong competition within the E-mail market. This competition includes the prevalence of inexpensive and, in some cases, free E-mail software. In management's opinion, such competition is expected to continue and may hinder substantial, long-term growth of this product group.


COST OF REVENUES
The Company's cost of revenues is composed primarily of: 1) the costs of product materials such as manuals, diskettes, CD-ROMS, and packaging; 2) amortization of capitalized purchased software; 3) royalties paid to outside developers for the use of certain software included with some of the Company's products; 4) amortization of capitalized manufacturing expenses; and 5) amortization of capitalized translation costs. Amortization of capitalized purchased software includes both purchased product rights and technology rights.

Cost of revenues, as a percentage of net revenues, increased slightly from 22% to 23% in fiscal 1999, compared to fiscal 1998. The change, on a percentage basis, was the net effect of higher royalties associated with the QuickMail product line and lower amortization expense associated with capitalized purchased software. Cost of revenues increased from 17% to 22% in fiscal 1998, compared to fiscal 1997. The increase, on a percentage basis, was primarily due to higher amortization expense of capitalized translation costs associated with the new international versions of QuickMail. Also contributing to the increase, on a percentage basis, was a somewhat higher amortization expense associated with both capitalized purchased software and capitalized manufacturing expense.

SALES AND MARKETING
Sales and marketing expenses essentially remained unchanged at $1,715,000
and $1,711,000 during fiscal years 1999 and 1998, respectively.   Despite the
consistency between periods, certain specific expense categories varied during fiscal year 1999 compared to the previous fiscal year. The significant decreases included contract labor and temporary help, $109,000 or 55% from prior year; salaries and benefits, $109,000 or 19%; travel and entertainment, $17,000 or 37%; and allocated facility overhead expenses, $24,000 or 14%, while marketing/advertising expenses increased by $257,000 or 37%. The decrease in contract labor and temporary help was a result of less reliance on outside sources and a more focused marketing strategy. The decrease in salaries and benefits, travel and entertainment, and overhead were primarily due to lower sales commissions and workforce reductions. The increase in marketing/advertising expenses was primarily due to the launching of new products, namely QuicKeys for Windows. The decrease in fiscal 1998 of $1,753,000 or 51% compared to fiscal 1997 was primarily within marketing/advertising expense, $1,073,000 or 61%; salaries and benefits, $597,000 or 51%; and facility overhead expenses, $90,000 or 34%. The decline in marketing/advertising expenses was primarily due to less advertising, which is the direct result of the Company's focus on fewer products. Decreases in salaries, benefits and facility overhead expenses were primarily due to workforce reductions.


GENERAL AND ADMINISTRATIVE
General and administrative expenses are composed principally of salaries of administrative and technical support personnel, fees for professional services, amortization of other intangible assets, and facilities expenses. These expenses decreased $69,000 or 4% during fiscal 1999 compared to fiscal 1998. The largest of these changes included increases in overhead allocation, $70,000 or 17%; salaries and benefits, $27,000 or 3%; and shipping, $18,000 or 37%, while amortization and depreciation expense decreased $189,000 or 34%. The change in overhead allocation resulted from an increase, on a percentage basis, of employees in the general and administrative category compared to sales and marketing and research and development categories.
An increase in vacation accrual expense and the amount allocated for employee benefits were responsible for the increase in salaries and benefits for fiscal 1999. Shipping increased due to launch and promotion of QuicKeys for Windows. The decrease in amortization and depreciation expense of $189,000 was a result of purchased software in fiscal 1998
and a portion of fixed assets becoming fully depreciated. In fiscal 1998 compared to fiscal 1997 these expenses decreased 27% or $621,000. The largest of these changes were decreases in salaries and benefits, $522,000 or 34%; legal and accounting, $87,000 or 59%; telephone, $44,000 or 26%; and travel and entertainment, $30,000 or 69%, and an increase in amortization, $59,000 or 66%. The decreases are due primarily to workforce reductions and fewer legal expenses. The higher amortization expense was due to increasing the rate at which the intangible assets were being amortized.

RESEARCH AND DEVELOPMENT
Research and development expenses were $1,110,000, $1,169,000, and $1,429,000 in fiscal 1999, 1998, and 1997, respectively. These expenses were 29%, 27%, and 20% of net revenues in the three years, respectively. Salaries and benefits and overhead allocation decreased by $101,000 and $59,000, respectively, in fiscal 1999 compared to fiscal 1998 due to the reduced number of employees in research and development. As a result of fewer employees, contract labor and temporary help increased by $87,000 for the outsourcing of various needs. Salaries and benefits decreased by $268,000 in fiscal 1998 compared to fiscal 1997 due to staff reductions resulting from a more focused development effort.

GAIN (LOSS) ON SALES OF INVESTMENTS / CHANGE IN MARKET VALUE OF SECURITIES During fiscal 1999 and 1998, the Company disposed of all shares of Documentum, Inc. acquired in the sale of Relevance Technologies, Inc. in 1998. See note 2 of the Notes to the Consolidated Financial Statements for the complete details of the transaction.

INCOME TAXES
The Company's effective income tax benefit for fiscal 1999 was 25% and the income tax expense for fiscal year 1998 and 1997 was 17% and 0%, respectively. As of the end of fiscal 1999, all operating loss carrybacks available to the Company have been utilized. The Company has recorded a valuation allowance for its excess of deferred tax assets over deferred tax liabilites.


LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents virtually remained unchanged at $4,127,000 for the end of fiscal 1999, compared to $4,106,000 for the prior year. Operating losses of $1,532,000 were offset by the $1,429,000 received from the sale of the remaining shares of Documentum common stock. See note 2 of Notes to Consolidated Financial Statements. Virtually all of the cash and cash equivalents balance is held in one of two types of cash equivalents. A total of $3,791,000 is invested in a money market fund and $231,000 is invested through a repurchase agreement arrangement offering overnight liquidity and competitive returns.

Cash and cash equivalents increased to $4,106,000 at the end of fiscal 1998, from $1,454,000 at the end of fiscal 1997. The increase of $2,652,000 can be attributed to the cash received of $2,897,000 from the sale of Documentum common stock and the $691,000 received from Documentum upon the sale of Relevance stock. See note 2 of Notes to Consolidated Financial Statements. Other sources include the decrease in trade accounts receivable of $628,000, and the decrease in inventories of $348,000. The primary use of cash was from operations with an operating loss of $1,185,000 and the

$400,000 prepayment on the outstanding principal of the long-term debt. Virtually all of the cash and cash equivalents balance was invested in one of two types of cash equivalents. A total of $3,581,000 was invested in a money market fund and $488,000 was invested through a repurchase agreement arrangement offering overnight liquidity and competitive returns.

The Company believes it will be able to fund its working capital needs from operations and available cash and investments. The bank loan agreement providing a $2,000,000 credit line was intentionally not renewed and therefore expired on April 30, 1998. There was no outstanding balance on the credit line during 1998.


RISK AND UNCERTAINTY
The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be effected on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that the Company would not be able to fund its working capital needs from cash flow.

YEAR 2000
The Company has worked, and continues to work, toward the identification, prioritization, and remediation of potential problems arising from the year 2000. The Company has concentrated on reducing the risk that our customers 2001. may experience problems with CE products. The Company has also worked 2002. to reduce potential disruptions to business operations and to develop 2003. a contingency plan.

The Company's State Of Readiness

The Company has conducted assessments of its currently available, developing, and installed base of products to determine if each of the products will function in the year 2000 without significant operational problems, i.e., are "year 2000-compliant."

The Company has communicated with its significant vendors and service providers about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information relating to the year 2000. As of this date, most, but not all such third parties have responded to the Company's requests. The Company will continue to seek reassurances regarding the year 2000 compliance of vendors, including key parties from which the Company obtains services, computer software, and equipment.

With respect to its main business systems, including financial, order processing and technical support, the Company invested in three primary areas to ensure year 2000 readiness. First, the financial system was transferred from an older system to a newer system, both to achieve year 2000 compliance and to provide a more streamlined system. Secondly, customer database systems relating to technical support, order processing, and sales information, were transferred to a new year 2000-compliant system. Thirdly, a year 2000-compliant phone system upgrade was purchased and installed.

The Risks Of The Company's Year 2000 Issues

The Company believes that products being currently marketed are largely year 2000-compliant. However, certain previous releases of our products that are no longer under support may not prove to be year 2000-compliant with customers' systems or within an existing network. The Company has provided information on the year 2000 section of its Web site for the purpose of assisting customers in planning for the transition to year 2000. While such information offers assistance to the users of the Company's products, it is informational only and is provided without warranty of any kind.

The Company recognizes that whether its products will be viewed to operate properly in the year 2000 and in the years immediately following 2000 will depend upon many factors, many of which are completely out of the Company's control. This uncertainty may result in customer satisfaction issues, potential lawsuits, and other material costs and liabilities. Management cannot estimate the impact of any such potential consequences on the Company.

In the event any material vendor, supplier, customer or other third party cannot timely provide services, products, or systems that meet the year 2000 requirements, the Company's ability to offer products and services, the ability to process sales, and the ability to generally conduct business could be materially adversely affected.

The Company believes that it has taken reasonable steps to avoid circumstances that could lead to year 2000 related liability and is not aware of any circumstance that could result in liability having a material adverse effect on the Company's ability to continue its operations. However, the Company could be faced with severe consequences if year 2000 issues are not identified and resolved in a timely manner by the Company and material third parties.
In a worst-case scenario if a material vendor, supplier, or other third party cannot timely provide services, products, or systems that meet the year 2000 requirements, the Company's ability to offer products and services, to process sales, and to generally conduct business could be materially adversely affected. This would result in lost revenues. In addition, while the Company is not aware of any unforeseen severe circumstances, if a customer suffered a business shutdown as a result of malfunction of a Company product, the Company could be exposed to significant liability. The amount of lost revenues or liabilities, however, would be dependent on the length and nature of the disruption, which cannot be predicted or estimated.

Costs To Address The Company's Year 2000 Issues

The Company estimates that it has invested approximately $75,000 in purchasing and installing the new financial, data base and phone systems discussed above. These costs were not anticipated in the Company's 10-K filed for the year ended September 30, 1998. The Company believes that costs of evaluating its products, contacting third parties and other actions it has taken internally have not been material. The Company has not attempted to estimate the costs of any liability that may arise because of customer dissatisfaction; year 2000 problems arising with vendors, suppliers or customers; potential lawsuits; or similar potential costs and liabilities as such costs cannot be predicted or estimated.

The Company's Contingency Plans

Contingency considerations were directed to certain key areas, in particular third party suppliers, to ensure that any potential business interruptions caused by the year 2000 issue are mitigated. In doing so, determinations of the degree to which the benefits of alternative sources of supply justify the costs of providing such alternatives have been made. For example, it was determined that the costs of providing a backup power generation system could not be justified.

In anticipation of an increased number of technical support calls, the Company plans to deploy additional resources and expand its technical service availability during the time period either side of the end of the year.

Summary

The foregoing statements are based upon our best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans, and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Our evaluation is ongoing and we expect that new and different information will become available to us as that evaluation continues. Consequently, there is no guarantee that all material elements will be year 2000-ready in time.

Item 7:  Financial Statements

Index to Item 7: Financial Statements                                    page

Independent Auditors' Report.                                             18
Consolidated Balance Sheets, as of September 30, 1999 and 1998.           19
Consolidated Statements of Operations, for each of the years in the
    three-year period ended September 30, 1999.                           20
Consolidated Statements of Stockholders' Equity, for each of the years
    in the three-year period ended September 30, 1999.                    21
Consolidated Statements of Cash Flows, for each of the years in the
    three-year period ended September 30, 1999.                           22
Notes to Consolidated Financial Statements.                               24

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CE SOFTWARE HOLDINGS, INC.:

We have audited the accompanying consolidated balance sheets of CE Software Holdings, Inc., and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CE Software Holdings, Inc., and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.

                                                      /s/ KPMG LLP

Des Moines, Iowa
October 29, 1999

CONSOLIDATED BALANCE SHEETS
CE Software Holdings, Inc., and Subsidiaries
September 30, 1999 and 1998

Assets (note 3)                                                     1999              1998
Current assets:
 Cash and cash equivalents                                       $4,126,637        4,106,493
 Investments                                                      1,278,601        2,882,031
 Trade accounts receivable, less allowance for doubtful
     accounts of $30,000 in 1999 and $23,000 in 1998 (note 7)       500,185          479,953
 Recoverable income taxes                                           176,121                -
 Inventories                                                        250,208          394,649
 Other current assets                                               313,579          251,102
                                                                 __________       __________
     Total current assets                                         6,645,331        8,114,228

Property, fixtures, and equipment:
 Land                                                                91,796          316,796
 Building                                                         1,312,016        1,312,016
 Fixtures and equipment                                           2,716,807        2,633,551
                                                                 __________       __________
     Total property, fixtures, and equipment                      4,120,619        4,262,363
                                                                 __________       __________
 Less accumulated depreciation                                    2,710,159        2,360,475
                                                                 __________       __________
     Net property, fixtures, and equipment                        1,410,460        1,901,888

 Deferred income taxes (note 5)                                           -          369,000
 Other intangible assets, net of amortization                        21,927           33,888
 Other assets                                                        19,285           43,256
                                                                 __________       __________
     Total assets                                                $8,097,003       10,462,260
                                                                 __________       __________
                                                                 __________       __________

Liabilities and Stockholders' Equity                                1999              1998
Current liabilities:
 Current portion of long-term debt (note 3)                       $ 100,237           87,480
 Trade accounts payable                                             207,259          238,343
 Accrued payroll and benefits                                       146,143          171,033
 Income taxes payable                                                     -          275,744
 Other accrued payables                                             120,057          111,991
 Deferred revenue                                                     9,444           33,948
 Deferred income taxes                                                    -          588,000
                                                                 __________       __________
     Total current liabilities                                      583,140        1,506,539

Long-term debt, net of current portion (note 3)                     240,859          342,685
                                                                 __________       __________
     Total liabilities                                              823,999        1,849,224

Stockholders' equity (note 4):
 Common stock, $.10 par value.  Authorized
  2,000,000 shares; issued and outstanding
  1,105,668 in 1999 and 1,095,900 in 1998                           110,567          109,590
 Additional paid-in capital                                       5,927,619        5,893,710
 Accumulated other comprehensive loss                                     -          (72,138)
 Retained earnings                                                1,234,818        2,681,874
                                                                 __________       __________
     Total stockholders' equity                                   7,273,004        8,613,036
                                                                 __________       __________
     Total liabilities and stockholders' equity                  $8,097,003       10,462,260
                                                                 __________       __________
                                                                 __________       __________

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
CE Software Holdings, Inc., and Subsidiaries
Years ended September 30, 1999, 1998, and 1997

                                                                1999           1998          1997
Net revenues (note 7)                                        $3,787,868      4,356,926     7,056,072
Cost of revenues                                                880,682        977,671     1,212,496
                                                             __________     __________    __________
     Gross profit                                             2,907,186      3,379,255     5,843,576

Sales and marketing                                           1,714,621      1,711,262     3,464,570
General and administrative                                    1,614,282      1,683,550     2,304,048
Research and development                                      1,109,856      1,169,230     1,429,126
                                                             __________     __________    __________
     Operating expenses                                       4,438,759      4,564,042     7,197,744
                                                             __________     __________    __________
    Operating loss                                          (1,531,573)    (1,184,787)   (1,354,168)

Other income (expense):
   (Loss) gain on sale of investments, net                     (553,078)     5,852,746             -
   (Loss) on sale of property, fixtures, and equipment          (25,000)             -             -
   Change in market value of trading securities                       -       (282,786)            -
   Interest income                                              223,366        109,336       128,071
   Interest expense                                             (33,706)       (72,366)      (83,472)
                                                              __________     __________    __________
     (Loss) earnings before income taxes                     (1,919,991)     4,422,143    (1,309,569)
                                                              __________     __________    __________
   Income tax (benefit) expense (note 5)                       (472,935)       731,000             -
                                                              __________     __________    __________
     Net (loss) earnings                                    $(1,447,056)     3,691,143    (1,309,569)
                                                              __________     __________    __________
                                                              __________     __________    __________


Basic (loss) earnings per share (note 1)                          $(1.32)          3.37         (1.19)
                                                              __________     __________    __________
                                                              __________     __________    __________

Shares used in per share calculation - basic                   1,098,395      1,095,900     1,104,736
                                                              __________     __________    __________
                                                              __________     __________    __________

Diluted (loss) earnings per share (note 1)                        $(1.32)          3.32         (1.19)
                                                              __________     __________    __________
                                                              __________     __________    __________

Shares used in per share calculation - diluted                 1,098,395      1,113,201     1,104,736
                                                              __________     __________    __________
                                                              __________     __________    __________


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CE Software Holdings, Inc., and Subsidiaries
Years ended September 30, 1999, 1998, and 1997

                                                                    Accumulated         Retained
                                                     Additional     Other Com-         Earnings
                                          Common       Paid-in      prehensive       (Accumulated
                                           Stock       Capital     Income (Loss)       Deficit)       Total
______________________________________________________________________________________________________________
Balances at September 30, 1996           $112,343     6,038,758               -         300,300     6,451,401
Comprehensive loss:
  Net loss                                      -             -               -      (1,309,569)   (1,309,569)
  Other comprehensive income                    -             -               -               -            -
______________________________________________________________________________________________________________
Total comprehensive loss                        -             -               -      (1,309,569)   (1,309,569)
______________________________________________________________________________________________________________
Common stock issued
  to employees                                198        14,033               -               -        14,231
Common stock
  recovered in lawsuit                     (5,000)     (159,063)              -               -      (164,063)
Cash paid for common stock
  in lieu of issuing fractional shares         (1)          (18)              -               -           (19)
Common stock issued
  to officer (note 4)                       2,050             -               -               -         2,050
______________________________________________________________________________________________________________
Balances at September 30, 1997            109,590     5,893,710               -      (1,009,269)    4,994,031
Comprehensive income:
  Net earnings                                  -             -               -       3,691,143     3,691,143
  Other comprehensive loss                      -             -         (72,138)              -       (72,138)
______________________________________________________________________________________________________________
Total comprehensive income                      -             -         (72,138)      3,691,143     3,619,005
______________________________________________________________________________________________________________
Balances at September 30, 1998            109,590     5,893,710         (72,138)      2,681,874     8,613,036
Comprehensive loss:
  Net loss                                      -             -               -      (1,447,056)   (1,447,056)
  Other comprehensive income                    -             -          72,138               -        72,138
______________________________________________________________________________________________________________
Total comprehensive loss                        -             -          72,138      (1,447,056)   (1,374,918)
______________________________________________________________________________________________________________
Stock options exercised                       977        33,909               -               -        34,886
______________________________________________________________________________________________________________
Balances at September 30, 1999           $110,567     5,927,619               -       1,234,818     7,273,004
______________________________________________________________________________________________________________
______________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CE Software Holdings, Inc., and Subsidiaries
Years ended September 30, 1999, 1998, and 1997

                                                                1999           1998          1997
Cash flows from operating activities:
  Net (loss) earnings                                       $(1,447,056)      3,691,143   (1,309,569)
  Adjustments to reconcile net (loss) earnings to net
     cash provided by (used in) operating activities:
    Depreciation and amortization:
      Property, fixtures, and equipment                         349,684         416,701      501,673
      Purchased software                                              -         144,447      239,651
      Other                                                      26,065         148,377       89,120
      Amortization of premium                                    14,073               -            -
      Accretion of discount                                     (12,962)              -            -
    Change in market value (trading securities)                       -         282,786            -
    Proceeds from sale of trading securities                  1,428,759       2,897,294            -
    Loss on sale of trading securities                          553,078         353,616            -
    Loss on sale of land                                         25,000               -            -
    Gain on sale of joint venture                                     -      (6,206,362)           -
    (Decrease) increase deferred income taxes                  (271,000)        454,000            -
    (Increase ) decrease in trade accounts receivable           (20,232)        628,109      346,825
    (Increase) decrease in recoverable income taxes            (176,121)         24,153      184,032
    Decrease (increase) in inventories                          144,441         348,462     (271,514)
    (Increase) decrease in other assets                         (52,610)        (69,776)     166,034
    (Decrease) increase in trade accounts payable               (31,084)        (78,502)    (209,185)
    (Decrease) increase in income taxes payable                (275,744)        275,744            -
    Decrease in accrued expenses                                (16,824)       (199,722)     (87,979)
    Decrease in deferred revenue                                (24,504)        (66,743)    (426,101)
    Other                                                             -          (1,020)      35,798
                                                             __________      __________   __________
      Net cash provided by (used in)
      operating activities                                      212,963       3,042,707     (741,215)
                                                             __________      __________   __________
Cash flows from investing activities:
  Purchase of held-to-maturity investments                   (1,562,490)     (1,028,750)    (482,383)
  Proceeds upon maturity of
    held-to-maturity investments                              1,307,110         495,375            -
  Proceeds from sale of land                                    200,000           5,350       13,078
  Purchase of property, fixtures, and equipment                 (83,256)       (105,411)     (76,811)
  Purchase of other assets                                            -               -      (30,000)
  Proceeds from sale of joint venture                                 -         690,829            -
  Proceeds from note receivable                                       -               -      934,000
                                                             __________      __________   __________
      Net cash (used in) provided by
      investing activities                                     (138,636)         57,393      357,884
                                                             __________      __________   __________
                                                             __________      __________   __________



                                                                1999           1998          1997
Cash flows from financing activities:
  Proceeds from stock options exercised                          34,886               -            -
  Proceeds from issuance of common stock                              -               -       16,281
  Payments on long-term debt                                    (89,069)       (448,041)     (41,219)
                                                             __________      __________   __________
      Net cash used in financing activities                     (54,183)       (448,041)     (24,938)
                                                             __________      __________   __________

      Net increase (decrease) in cash
        and cash equivalents                                     20,144       2,652,059     (408,269)
Cash and cash equivalents at beginning of year                4,106,493       1,454,434    1,862,703
                                                             __________      __________   __________
Cash and cash equivalents at end of year                     $4,126,637       4,106,493    1,454,434
                                                             __________      __________   __________
                                                             __________      __________   __________

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest                                                  $34,764          75,794       82,615
      Income taxes                                              268,619               -        1,554
                                                             __________      __________   __________
                                                             __________      __________   __________

Supplemental schedule of non-cash investing and
   financing activities:
      Documentum, Inc. common stock
         received from the sale of joint venture                    $ -       5,515,533            -
      Recovery of common stock in settlement of lawsuit               -               -      164,063
      Issuance of common stock to officer in exchange
         for note receivable (note 4)                                 -               -       49,969
                                                             __________      __________   __________
                                                             __________      __________   __________

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CE Software Holdings, Inc., and Subsidiaries
September 30, 1999, 1998, and 1997


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of CE Software Holdings, Inc., and its wholly owned subsidiaries, CE Software, Inc., and CE Distributing, Inc. (the Company). CE Software Holdings, Inc., exists primarily as the stock holding company. CE Distributing, Inc., has been inactive since its note receivable was repaid in March 1997. All remaining operations are accounted for by CE Software, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

OPERATIONS
The Company manufactures and sells computer system enhancing and network productivity software for Apple Macintosh and IBM PC and compatible personal computers.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers money market funds and repurchase agreements with a maturity at purchase of three months or less at date of purchase to be the equivalent of cash. At September 30, 1999 and 1998, cash equivalents totaled $4,021,729 and $4,069,083, respectively.

INVESTMENTS
Investments consist of trading securities, available-for-sale securities, and held-to-maturity securities.

Trading securities consisted of unrestricted common stock of Documentum, Inc. at September 30, 1998 (see note 2). The investment was recorded at market value, with the unrealized loss recognized in other income (expense) for the year ended September 30, 1998. There were no trading securities held at September 30, 1999.

Available-for-sale securities consisted of restricted stock of Documentum, Inc. at September 30, 1998 (see note 2). The investment was recorded at market value, with the unrealized loss recorded as a component of comprehensive income at September 30, 1998. There were no available-for-sale securities held at September 30, 1999.

At September 30, 1999, held-to-maturity securities consist of certificates of deposit totaling $270,000 and two bond securities totaling $1,008,601. These investments are recorded at cost as cost approximates market value.

INVENTORIES
Inventories are composed primarily of software translation costs, product materials, and capitalized production costs. Product materials, such as instruction manuals, CD-ROMS, diskettes, and packaging boxes, are stated at the lower of cost or market with cost determined using the first-in, first-out method. Translation costs are amortized over the estimated period between upgrades of the associated international versions of the products. No amortization period has exceeded 18 months during the three-year period ended September 30, 1999.

PROPERTY, FIXTURES, AND EQUIPMENT
Property, fixtures, and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows: 31 1/2 years for building and five to seven years for fixtures and equipment.

PURCHASED COMPUTER SOFTWARE TECHNOLOGY
Purchased computer software technology was amortized over a period of three to five years based on the expected life of the related products. The amortization expense included in cost of revenues for the years ended September 30, 1998, and 1997 was $144,447, and $239,651, respectively. The purchased computer software technology was fully amortized in fiscal 1998. The cost of internally developed software is expensed as research and development, as incurred.

OTHER INTANGIBLE ASSETS
Amortization expense, excluding the write-off discussed below, was $11,961, $148,377, and $89,120, for the years ended September 30, 1999, 1998, and 1997, respectively. During fiscal 1999, a fully amortized intangible asset with an original cost of $540,100 was written-off. Accumulated amortization at September 30, 1999 and 1998, was $61,796 and $589,936, respectively. The Company assesses the recoverability of intangible assets through analysis of undiscounted cash flows. Based on this analysis, an additional expense of $140,054 was taken against the customer list in fiscal 1997. In fiscal 1997 this additional amortization expense was netted against the gain realized on settlement of the Powercore lawsuit. The combined effect had no impact on the results of operations.

CLASS B COMMON AND PREFERRED STOCK
The Company cancelled the previously authorized 3,000,000 shares of $.01 par value Class B common stock and 2,000,000 shares of $.01 par value preferred stock. No shares of either class of stock had ever been issued.

STOCK OPTION PLANS
The Company has adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation," as required for disclosure purposes only. The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In accordance with APB 25, compensation expense was recorded only on the date of grant if the current market price of the underlying stock exceeded the exercise price. Pro forma disclosures required by SFAS 123 have been provided (see note 4).

REVENUE RECOGNITION
Revenue from software licenses is recognized upon shipment of the product, net of an allowance for estimated product returns. The Company provides an allowance for product returns based upon historical experience and anticipated returns from its major distributors. The allowance for estimated product returns at September 30, 1999 and 1998, was $31,000 and $50,800, respectively, and is netted against trade accounts receivable in the consolidated balance sheets.

Revenues associated with obligations to provide customers with future product enhancements are deferred and recognized either pro rata over the term of the respective agreements or, in the case of revenues associated with specific upgrades, upon shipment of the upgraded products.

Post-contract customer support (PCS) is provided with other software licenses, and is also available separate from the license fee. Revenue equal to the estimated costs of providing the PCS is deferred and recognized over the estimated performance period. Other accrued payables at September 30, 1999 and 1998, include $91,051 and $71,262, respectively, of such deferrals.

ADVERTISING AND MARKETING
Advertising costs are expensed in the period the advertising takes place. For the years ended September 30, 1999, 1998, and 1997, advertising and marketing costs were $981,596, $721,765, and $1,801,120, respectively.

INCOME TAXES
The Company files a consolidated federal income tax return. The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments," requires the Company to disclose the estimated fair values for it financial instruments. Fair value estimates, methods, and assumptions are set forth below:

Cash and cash equivalents, trade accounts receivable, trade accounts payable, and accrued expenses - The carrying amount approximates the estimated fair value due to the short-term nature of those instruments.

Investments - Trading securities and available-for-sale securities were recorded at market value using published stock prices. Other short-term investments are recorded at cost, which approximates market value.

Long-term debt - The carrying amount approximates the estimated fair value since the debt bears interest at a variable interest rate.

Limitations - Fair value estimates are made as of a specific point in time, based upon the relevant market information about the financial instruments. Because no market exists for a majority of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgments and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

EARNINGS (LOSS) PER COMMON SHARE
In fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which requires the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share reflects the potential dilution that would occur from the exercise of common stock options outstanding. The weighted average shares outstanding used for computing basic and diluted earnings (loss) per common share for each of the years ended September 30, 1999, 1998, and 1997, are as follows:

                                                   1999        1998      1997
Basic:
 Weighted average shares
 outstanding during year                        1,098,395   1,095,900  1,104,736
                                                _________   _________  _________
                                                _________   _________  _________
Diluted:
 Weighted average shares
 outstanding during year                        1,098,395   1,095,900  1,104,736
 Additional shares due to stock options                 -      17,301          -
                                                _________   _________  _________
 Shares used to compute diluted per share data  1,098,395   1,113,201  1,104,736
                                                _________   _________  _________
                                                _________   _________  _________

Antidilutive options excluded from the above calculations totaled 138,855, 82,960, and 159,822, at September 30, 1999, 1998, and 1997, respectively. All previously reported earnings (loss) per common share have been restated to conform to the new presentation.

OTHER
The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective October 1, 1998. This statement required revised and additional disclosures but did not have a material effect on the results of operations or financial position of the Company. Other comprehensive income consisted of unrealized gains and losses on an equity security for fiscal years 1999 and 1998. The tax expense (benefit) related to other comprehensive income (loss) for fiscal years 1999 and 1998 amounted to $(25,250) and $25,250, respectively.


(2) SALE OF STOCK HELD AS AN INVESTMENT
In fiscal 1998, the investment in Relevance was sold as part of a merger between Relevance and Documentum, Inc. ("Documentum"). The Company received $690,829 in cash and 114,182 shares of Documentum, common stock, Nasdaq National Market symbol, DCTM. Of the stock received, the agreement required that 14,302 shares be held in escrow for a period of one year, ending in July 1999. The Company had classified these restricted shares as available-for-sale securities, and the unrestricted shares as trading securities. The stock was valued at approximately $48.30 per share upon receipt resulting in the Company recognizing a $6,206,362 gain as follows:

Cash received from Documentum                 $690,829
Documentum common stock held in escrow         690,855 (14,302 shares at $48.30)
Documentum common stock unrestricted         4,824,678 (99,880 shares at $48.30)
                                             _________
 Total consideration from Relevance sale    $6,206,362
                                             _________
                                             _________

During fiscal 1998, the Company sold 67,300 shares of Documentum stock on the open market, resulting in losses of $353,616. These losses are netted with the original $6,206,362 gain for presentation in the statement of operations for the year ended September 30, 1998 as a gain on sale of investments of $5,852,746.

At September 30, 1998, the closing market price of Documentum's common stock was $39.625 per share compared to the $48.30 value placed on the shares at the purchase date. A decrease in market value of trading securities and an unrealized loss on available-for-sale investment securities were recorded at September 30, 1998 as follows:


                          Unrestricted       Restricted
Shares held                         32,580           14,302
                                 _________         ________
                                 _________         ________
Cost basis of shares            $1,573,769          690,855
Market price of shares           1,290,983          566,717
                                 _________         ________
                                 _________         ________
Mark to market loss $              282,786          124,138
                                 _________         ________
                                 _________         ________


In fiscal 1999, the remaining 46,882 shares of Documentum Inc.
(Documentum) were sold at an average price of $30.48, resulting in a realized loss on the sale of $835,864, of which $282,786 was reported in fiscal 1998, reflecting the mark to market value of the trading securities.


(3) LONG-TERM DEBT
In 1994, CE Software, Inc. borrowed $1,000,000 under a bank loan agreement. The agreement contains certain financial compliance covenants and restricts certain transactions, such as issuing dividends without prior written consent of the bank. The interest rate on the loan is adjustable as defined in the agreement, and at September 30, 1999 the rate was 7.85%. The loan is secured by a mortgage on the real estate, a security interest in all business assets owned, and is guaranteed by CE Software Holdings, Inc. The Company reduced the outstanding principal with a prepayment of $400,000 in July 1998. Maturities during the next four fiscal years are as follows: 2000, $100,237; 2000, $108,581; 2001, $117,545; and 2002, $14,733.

(4)  COMMON STOCK
STOCK OPTION PLANS
The Company has three stock option plans: the 1990 Plan, the 1992 Plan and the Non-employee Directors Stock Option Plan. The 1990 Plan granted options to certain employees to purchase shares of common stock. Total shares of common stock that may be subject to options under the 1990 Plan are 80,000 shares. The 1992 Plan is available to all employees and options are granted at the discretion of the stock option committee of the board of directors. Total shares of common stock that may be subject to options under the 1992
Plan are 100,000 shares. The Non-employee Directors Stock Option Plan is available to directors who are not also employees of the Company. Total shares of common stock that may be subject to options under the Non-employee Directors Stock Option Plan are 20,000 shares. Under all plans, the purchase price per share under any option granted cannot be less than the market value at the date of the grant. Options granted under the plans shall expire 10 years from the date such option is granted. One-third of the options are exercisable one year after the grant date with the remaining two-thirds exercisable pro rata during the succeeding 24 months.

The Company applies APB 25 in accounting for its stock option plans and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been as indicated below:

                                                      1999           1998         1997
Net (loss) earnings - as reported                 $(1,447,056)    3,691,143   (1,309,569)
Net (loss) earnings - pro forma                   $(1,479,711)    3,669,878   (1,342,227)

Basic (loss) earnings per share - as reported          $(1.32)         3.37        (1.19)
Basic (loss) earnings per share - pro forma            $(1.35)         3.35        (1.21)
Diluted (loss) earnings per share - as reported        $(1.32)         3.32        (1.19)
Diluted (loss) earnings per share - pro forma          $(1.35)         3.30        (1.21)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions used for grants during fiscal 1999, 1998 and 1997: risk-free interest rates of 5.0%, 5.1%, and 6.2%, respectively; dividend yield of 0.0% in each year; expected volatility of 72%, 82% and 63% in fiscal 1999, 1998 and 1997, respectively, and expected lives of four years in each year. The fair values of the option grants in 1999, 1998 and 1997 were $4.43, $3.58, and $1.29 per share, respectively. The effects of applying SFAS 123 may not be representative of the effects on reported net earnings (loss) for future years.

At September 30, 1999, total options outstanding were 138,855, of which 83,422 were exercisable, at exercise prices ranging from $2.38 to $46.25 and a weighted-average remaining contractual life of 7.9 years. The number of options and the weighted-average exercise price of options outstanding, granted, exercised, and cancelled during the three years ended September 30, 1999, are as follows:

Number of options:                           1999      1998      1997
___________________________________________________________________________
Outstanding at beginning of year           139,340   159,822    79,752
Granted                                     26,160    30,380   181,367
___________________________________________________________________________
                                           165,500   190,202   261,119

Exercised                                    9,768         -         -
Cancelled                                   16,877    50,862   101,297
___________________________________________________________________________
Outstanding at end of year                 138,855   139,340   159,822
___________________________________________________________________________
___________________________________________________________________________


Weighted-average exercise price of options:   1999      1998     1997
___________________________________________________________________________
Outstanding at beginning of year             $4.82      5.37     16.33
Granted                                       4.55      2.19      4.89
Exercised                                     3.57         -         -
Cancelled                                     4.57      4.99     13.15
Outstanding at end of year                    4.88      4.82      5.37

The options outstanding as of September 30, 1999, have the following attributes:

Option statistics                  Under     $5.00     $10.00      $20.00
by price ranges:                   $5.00    to $9.99  to $19.99    & over
___________________________________________________________________________
Options outstanding               72,550     57,825     7,880        600
Weighted-average price             $3.13      $5.13    $16.36     $42.20
Weighted-average
remaining life (in years)           8.70       7.43      3.60       2.20
Number exercisable                26,227     48,715     7,880        600
Weighted-average
 price of exercisable options      $2.44      $5.15    $16.36     $42.20

NOTE RECEIVABLE FROM OFFICER
Under an employment agreement and related stock purchase agreement entered into in fiscal 1997, the Company has a $49,969 note receivable from the then president of CE Software, Inc., for 20,500 shares of common stock. Cash was paid for the par value of the shares purchased. The note receivable equals the increase in additional paid-in capital and, for presentation purposes, the note receivable and the increase in additional paid-in capital are combined and net to zero. Additional paid-in capital will increase as the note is paid down. The note is interest-bearing with interest payments due quarterly. The principal amount is due and payable on demand, but no later than the earlier of 10 years or one year following the termination of employment. Under the employment agreement, 60% of any cash dividends or other cash distributions paid on the common stock will be applied to the note receivable balance. The shares of common stock are being held by the Company as collateral security for the payment in full of the note.

(5)  INCOME TAXES
Income tax (benefit) expense for the years ended September 30, 1999, 1998, and 1997, consisted of the following:

                                                1999       1998          1997
Current                                      $(201,935)   277,000            -
Deferred                                      (271,000)   454,000            -
_______________________________________________________________________________
  Income tax (benefit) expense               $(472,935)   731,000            -

Current income tax (benefit) expense for 1999, 1998, and 1997, includes $(25,000), $102,000, and $0 of state income tax expense, respectively.

The income tax benefit or expense for 1999, 1998, and 1997, differs from the "expected" tax benefit or expense computed by applying the United States federal income tax rate of 34% to the earnings or loss before income taxes, as follows:

                                                1999       1998          1997
_______________________________________________________________________________
Computed "expected"
tax (benefit) expense                        $(652,797)  1,503,529     (445,253)
Increase (decrease) in "expected"
     tax expense resulting from:
   State income tax, net of federal income
     tax effect                                (25,000)    175,781            -
 Change in valuation allowance                 302,000    (905,400)     518,400
 Other, net                                    (97,138)    (42,910)     (73,147)
_______________________________________________________________________________
Income tax (benefit) expense                $(472,935)    731,000            -
_______________________________________________________________________________
_______________________________________________________________________________

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at September 30, 1999 and 1998, are as follows:

                                              1999          1998
Deferred tax assets:
 Allowance for product returns              $10,850        17,900
 Allowance for doubtful accounts             10,100        11,900
 Accrued expenses                            71,050        50,100
 Intangible assets                          121,000       440,500
 Net operating loss carryforward             43,000             -
 Alternative minimum tax credit              85,000             -
 Other                                            -         4,800
__________________________________________________________________
    Gross deferred tax assets               341,000       525,200
 Valuation allowance                        302,000             -
__________________________________________________________________
    Total deferred tax assets                39,000       525,200

Deferred tax liabilities
 Equity investments                               -      (673,000)
 Accelerated depreciation for tax purposes  (39,000)      (71,200)
__________________________________________________________________
 Net deferred tax (liabilities)                 $ -      (219,000)
__________________________________________________________________
__________________________________________________________________

The net deferred tax liabilities at September 30, 1998, were composed of net current deferred tax liabilities of $588,000 and net non-current deferred tax assets of $369,000. The change in the total valuation allowance for the years ended September 30, 1999,

1998, and 1997 was an increase of $302,000, decrease of $905,400, and an increase of $518,400, respectively.


(6)  401(k) PROFIT-SHARING PLAN
The Company has a 401(k) profit-sharing plan covering substantially all of its employees. The profit-sharing component of the plan is funded by employer contributions at the discretion of the board of directors. There was no profit-sharing contribution for the years ended September 30, 1999, 1998, or 1997.

The plan includes a 401(k) component that allows qualified employees to contribute between 1% and 12% of their compensation. The Company, at the discretion of the board of directors, can make matching contributions to the accounts of qualified employees who have met the one year of service requirement. Net employer contributions for the years ended September 30, 1999, 1998, and 1997, were $31,695, $39,441, and $56,979, respectively.


(7)  MAJOR CUSTOMERS AND EXPORT SALES
The Company's revenues (which are primarily from software sales for personal computers) are primarily related to its messaging product group, which represented 61%, 77%, and 79%, of total revenues for the years ended September 30, 1999, 1998, and 1997, respectively.

The Company's major customers are distributors. Of its domestic revenues, sales to one distributor customer in 1999, 1998, and 1997, were approximately $617,000, $828,000, and $958,000, respectively. Accounts receivable from this distributor customer at September 30, 1999 and 1998 were approximately $234,000 and $301,000, respectively.

Virtually all export sales are to distributors. Export sales were approximately $991,000, $1,287,000, and $2,095,000, for the years ended September 30, 1999,
1998, and 1997, respectively. Sales to the Company's top three export distributor customers represented approximately $276,000, $131,000, and $130,000, or 7%, 3%, and 3%, of net revenues in fiscal 1999. Sales to the top three export distributors customers represented approximately $632,000 or 15% of net revenues in fiscal 1998. Percentage components of export sales by geographic area for 1999, 1998, and 1997, respectively, were Europe (89, 86, and 63 percent); Japan (1, 4, and 28 percent); Australia (9, 7, and 8 percent); and all others (1, 3, and 1 percent).

(8) SUBSEQUENT EVENT (UNAUDITED)
On December 28, 1999, the Company signed a definitive agreement to merge with Minneapolis, Minnesota-based ATIO Corporation USA, Inc., developer of CyberCall, a fully integrated E-business customer care solution. Subject to conditions described in the merger agreement, the transaction is expected to close in the first quarter of 2000. Current ATIO shareholders will receive one CESH share per 15.5 ATIO shares. The merger is structured to be treated as a tax-free reorganization under the Internal Revenue Code. The post-merger company will initially trade on the NASDAQ Small Cap market under the symbol CESH.

The definitive agreement is subject to the following funding requirements, all of which must occur by closing: (a) approximately $5 million from the Company, (b) $964,000 from Minneapolis-based Venturian Corp. (NASDAQ: VENT) and (c) a minimum of $1.5 million pursuant to a private offering by CESH prior to closing, the terms and conditions of which are to be determined.
The private offering by CESH will not be registered with the SEC and the securities acquired through the private offering could not be sold or offered in the United States absent registration or an applicable exemption from registration.

Immediately following the closing, but prior to considering the effect of the private offering, current CESH shareholders will own approximately 54% and Venturian will hold approximately 15% of the shares of the post-merger company. The agreement contemplates that in the first half of 2000, ATIO International, a current ATIO shareholder, will purchase 314,062 shares of the post-merger company, priced at $6.48 per share, for a total of approximately $2.1 million in cash.

Additional conditions to the completion of the merger include the restructuring of certain ATIO agreements, the restructuring of ATIO debt or conversion of ATIO debt into equity and the ongoing commitment and availability of key ATIO managers and staff. Additionally, CESH shareholders must approve the agreement.

As a further condition of the merger, CESH's subsidiary company CE Software, Inc., will be distributed to CESH shareholders simultaneous with the merger with ATIO.


Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


PART III

Item 9:  Directors and Executive Officers of the Registrant

Information with respect to this Item may be found in the section captioned "Nominees for Elections as Directors" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 25, 2000. Such information is incorporated herein by reference.

Information with respect to delinquent Form 4 filings may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 25, 2000. Such information is incorporated herein by reference.


Item 10:  Executive Compensation

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 25, 2000. Such information is incorporated herein by reference.


Item 11:  Security Ownership of Certain Beneficial Owners and
    Management

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 25, 2000. Such information is incorporated herein by reference.


Item 12:  Certain Relationships and Related Transactions

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 25, 2000. Such information is incorporated herein by reference.

PART IV


Item 13:  Exhibits, Financial Statements, and Reports on Form 8-K


(a) The following documents are filed as a part of this Report:

 1. Financial Statements

The following consolidated financial statements of CE Software Holdings, Inc., and subsidiaries, and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II, Item 7:

Independent Auditors' Report.
Consolidated Balance Sheets, as of September 30, 1999 and 1998.
Consolidated Statements of Operations, for each of the years in the three-year period ended September 30, 1999.
Consolidated Statements of Stockholders' Equity, for each of the years in the three-year period ended September 30, 1999.
Consolidated Statements of Cash Flows, for each of the years in the three-year period ended September 30, 1999.
Notes to Consolidated Financial Statements.

 2. Exhibits Page 38

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

10(e) IV Asset Purchase Agreement
10(f) IV Registration Rights Agreement
10(g) IV Indemnity Agreement
10(h) IV Business Loan Agreement
10(i) V Amended Non-Recourse Promissory Note with Stanford H.
  Goodman
10(j) VI First Amendment to Amended and Restated Executive
  Employment Agreement with Stanford H. Goodman
10(k) VII Powercore, Inc., Lawsuit
10(l) VIII Settlement Agreement and General Release with Stanford H.
Goodman
10(m) VIII Unit Purchase and Debt Payment Agreement with 4-Sight plc 10(n) VIII Agreement to establish Net Target
10(o) VIII Executive Employment Agreement with Christian F. Gurney, including Stock Purchase Agreement and Non-Recourse
Promissory Note.
21  Subsidiaries of the Registrant
23  Consent of KPMG LLP
27  Financial Data Schedule - for SEC filing only

Legend
I Incorporated into this Report by reference to the Registrant's
Registration Statement on Form S-18 which became effective
August 31, 1990, (Registration No. 33-36008C).
II Incorporated into this Report by reference to the Registrant's
Registration Statement on Form S-8 which became effective
November  6, 1992, (Registration # 33-54210).
III Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1993.
IV Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 8-K filed on May 24, 1994.
V Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1994.
VI Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995.
VII Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-QSB for the quarter ended March 31, 1996.
VIII Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1997.
IX Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1998.
X Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1999.

(b) Reports on Form 8-K
 No reports on Form 8-K were filed during the last quarter of fiscal 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    CE SOFTWARE HOLDINGS, INC.
    (Registrant)

     /s/ Christian F. Gurney
    By___________________________
    (Christian F. Gurney, President, and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

 Signature                      Title                         Date



 /s/ Christian F. Gurney                                   12/28/99
_________________________    President and Director       ___________
    (Christian F. Gurney)



 /s/ Curtis W. Lack                                        12/28/99
_________________________    Chief Financial Officer      ___________
    (Curtis W. Lack)



 /s/ John S. Kirk                                          12/28/99
_________________________    Secretary, Treasurer,        ___________
    (John S. Kirk)           and Director



 /s/ Richard A. Skeie                                      12/28/99
_________________________    Vice President               ___________
    (Richard A. Skeie)       and Director

EXHIBIT INDEX

Exhibit Reference (*)
Number  or  Page #

3(a) Certificate of Incorporation  I
3(b) Amendment dated April 10, 1990, to Certificate of Incorporation I 3(c) Amendment dated April 19, 1990, to Certificate of Incorporation I 3(d) Bylaws I
3(e) Amendment dated June 27, 1997, to the Restated Certificate of
  Incorporation Page 34
4(a) Form of Stock Certificate  I
4(b) CE Software Holdings, Inc., 1990 Stock Option Plan  I
4(c) Representative Form of Incentive Stock Option  I
4(d) 1992 Stock Option Plan  II
4(e) Nonemployee Director Stock Option Plan  II
10(a) Agreement and Plan of Reorganization dated February 15, 1990, between Anubis Corp., CE Software, Inc., Richard Skeie, Donald
  Brown, and John Kirk on his own behalf and as custodian on behalf of his minor children I
10(b) Profit Sharing Plan of CE Software, Inc.  I
10(c) Form of CE Software, Inc., Noncompete-Nondisclosure
  Agreement for Significant Employees  I
10(d) Amended and restated Executive Employment Agreement with
  Stanford H. Goodman, including Stock Purchase Agreement and
   Non-Recourse Promissory Note III
10(e) Asset Purchase Agreement with Powercore, Inc., dated May 9,
  1994  IV
10(f) Registration Rights Agreement with Powercore, Inc.,
  dated May 9, 1994  IV
10(g) Indemnity Agreement with Powercore, Inc., dated May 9, 1994 IV 10(h) Business Loan Agreement with Brenton Bank dated May 6, 1994 IV 10(i) Amended Non-Recourse Promissory Note with Stanford H.
  Goodman dated July 20, 1994  V
10(j) First Amendment to Amended and Restated Executive Employee
  Agreement with Stanford H. Goodman dated February 24,1995  VI
10(k) Powercore, Inc., Lawsuit  VII
10(l) Settlement Agreement and General Release with Stanford H.
   Goodman dated September 30, 1996  VIII
10(m) Unit Purchase and Debt Payment Agreement with 4-Sight Inc. dated
  August 31, 1996  VIII
10(n) Agreement to establish Net Target dated September 30, 1996  VIII


* See legend on following page

EXHIBIT INDEX
(continued)

Exhibit                                                    Reference
Number Description                                         or Page #

        10(o)  Executive Employment Agreement with Christian F.
               Gurney including Stock Purchase Agreement and
               Non-Recourse Promissory Note.                            IX
21     Subsidiaries of the Registrant                      Page 40
23     Consent of KPMG LLP                                 Page 41
27     Financial Data Schedule - for SEC filing only

Legend

I Incorporated into this Report by reference to the Registrant's Registration Statement on Form S-18 which became effective
     August 31, 1990, (Registration No. 33-36008C).
II Incorporated into this Report by reference to the Registrant's Registration Statement on Form S-8 which became effective
     November 6, 1992, (Registration # 33-54210).
III Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1993.
IV Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 8-K filed on May 24, 1994.
V Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1994.
VI Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995.
VII Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-QSB for the quarter ended
     March 31, 1996.
VIII Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1996.
IX Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1997.
X Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1998.
XI Incorporated into this Report by reference to the exhibits filed as part of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1999.