Form 10QSB
period 1999-12-31
CE SOFTWARE HOLDINGS INC
filed 2000-02-15
CIK 866283

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 1999.

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

                 YES   X                              NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

 January 31, 2000     Common Stock                      1,114,894

CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

Table of Contents


Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements                               Page

          Consolidated Balance Sheets
          December 31, 1999 and September 30, 1999             3

          Consolidated Statements of Operations
          Three Months Ended December 31, 1999 and 1998        4

          Consolidated Statements of Cash Flows
          Three Months Ended December 31, 1999 and 1998        5

          Notes to Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  7


Part II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                    12

SIGNATURES                                                    13

CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS
CE Software Holdings, Inc., and Subsidiaries
December 31, 1999 and September 30, 1999

                                            December 31       September 30
Assets                                      (unaudited)
Current assets:
Cash and cash equivalents                   $  4,150,619      $  4,126,637
Investments                                      503,148         1,278,601
Trade accounts receivable                        617,851           500,185
Notes receivable                                 600,000                 -
Recoverable income taxes                         176,121           176,121
Inventories                                      228,999           250,208
Other current assets                             344,226           313,579
                                             ___________       ___________
    Total current assets                       6,620,964         6,645,331

Property, fixtures, and equipment:
Land                                              91,796            91,796
Building                                       1,312,016         1,312,016
Fixtures and equipment                         2,719,705         2,716,807
                                             ___________       ___________
    Total property, fixtures, and equipment    4,123,517         4,120,619
    Less accumulated depreciation              2,780,306         2,710,159
                                             ___________       ___________
    Net property, fixtures, and equipment      1,343,211         1,410,460

Other intangible assets, net of amortization      18,937            21,927
Other assets                                      19,285            19,285
                                             ___________       ___________
    Total assets                            $  8,002,397      $  8,097,003
                                             ___________       ___________
                                             ___________       ___________

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt           $    102,239      $    100,237
Trade accounts payable                           171,207           207,259
Accrued payroll and benefits                     144,662           146,143
Other accrued payables                           131,257           120,057
Deferred revenue                                  10,172             9,444
Total current liabilities                        559,537           583,140
Long-term debt, net of current portion           214,506           240,859
                                             ___________       ___________
    Total liabilities                            774,043           823,999

Stockholders' equity:
Common stock                                     111,314           110,567
Additional paid-in capital                     5,956,376         5,927,619
Retained earnings                              1,160,664         1,234,818
                                             ___________       ___________
    Total stockholders' equity                 7,228,354         7,273,004
                                             ___________       ___________
    Total liabilities and
    stockholders' equity                    $  8,002,397      $  8,097,003
                                             ___________       ___________
                                             ___________       ___________



See accompanying notes to consolidated financial statements.

CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended December 31, 1999 and 1998
(Unaudited)

                                                   1999              1998
Net revenues                                $    915,518      $    868,487
Cost of revenues                                 215,078           206,890
                                             ___________       ___________
    Gross profit                                 700,440           661,597

Sales and marketing                              229,399           392,776
General and administrative                       414,652           404,153
Research and development                         192,752           296,587
                                             ___________       ___________
    Operating expenses                           836,803         1,093,516
                                             ___________       ___________
    Operating loss                              (136,363)         (431,919)

Other income (expense):
Gain on sale of investments                            -             1,827
Change in market value of trading securities           -           347,363
Interest income                                   68,727            52,879
Interest expense                                  (6,518)           (9,761)
                                             ___________       ___________
     Total other income                           62,209           392,308

Loss before income tax benefit                   (74,154)          (39,611)
Income tax benefit                                     -           (15,935)
                                             ___________       ___________
Net loss                                         (74,154)          (23,676)
                                             ___________       ___________

                                             ___________       ___________


Other comprehensive income, before tax-
Unrealized gains on securities                         -           197,554
Income tax expense related to items of other
comprehensive income                                   -           (82,500)
                                             ___________       ___________
Comprehensive income (loss)                 $    (74,154)     $     91,378
                                             ___________       ___________
                                             ___________       ___________


Basic loss per share                        $       (.07)     $       (.02)

Shares used in per
share calculation - basic                      1,109,738         1,095,900

Diluted loss per share                      $       (.07)     $       (.02)

Shares used in per
share calculation - diluted                    1,109,738         1,095,900


See accompanying notes to consolidated financial statements.

CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended December 31, 1999 and 1998
(Unaudited)

                                                   1999              1998
Cash flows from operating activities:
Net loss                                    $    (74,154)     $    (23,676)
Adjustments to reconcile net loss to
net cash (used in) provided by
operating activities:
    Depreciation and amortization:
       Property, fixtures, and equipment          70,147            95,649
       Purchased software                          2,990             2,990
       Amortization of premium                     5,453                 -
    Accretion of discount                              -            (6,452)
    Change in market value (trading securities)        -          (347,363)
    Proceeds from sale of trading securities           -           967,922
    Gain on sale of trading securities                 -            (1,827)
    Decrease deferred income taxes payable             -          (238,500)
    Increase in trade accounts receivable       (117,666)         (102,231)
    Increase in other current assets             (30,647)         (106,391)
    Decrease in inventories                       21,209            53,508
    Decrease increase in other assets                  -             7,998
    (Decrease)increase in trade accounts payable (36,052)            2,693
    Increase (decrease) in accrued expenses        9,719           (40,325)
    Increase (decrease) in deferred revenue          728            (7,653)
    Increase in income taxes payable                   -            22,565
                                             ___________       ___________
       Net cash (used in) provided
       by operating activities                  (148,273)          278,907

Cash flows from investing activities:
    Purchase of held-to-maturity investments           -          (540,310)
    Increase in notes receivable                (600,000)                -
    Proceeds upon maturity of
        held-to-maturity investments             770,000            87,110
    Purchase of property and equipment            (2,898)          (57,306)
                                             ___________       ___________
        Net cash provided by (used in)
        investing activities                     167,102          (510,506)

Cash flows from financing activities:
    Payment of long-term debt                    (24,351)          (21,139)
    Proceeds from exercise of stock options       29,504                 -
                                             ___________       ___________
        Net cash provided by (used in)
        financing activities                       5,153           (21,139)

    Net increase (decrease) in cash
        and cash equivalents                      23,982          (252,738)

Cash and cash equivalents
    at beginning of period                     4,126,637         4,106,493
                                             ___________       ___________
Cash and cash equivalents at end of period  $  4,150,619      $  3,853,755
                                             ___________       ___________
                                             ___________       ___________

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                            $      6,752      $     52,937
        Income taxes                                   -           200,000
                                             ___________       ___________
                                             ___________       ___________



See accompanying notes to consolidated financial statements.

CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1999
(Unaudited)

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


2)  Investments

Investments consist of held-to-maturity securities.


3)Stockholders' Equity

At December 31, 1999, options to purchase an aggregate of 196,995 shares were held by 40 persons, at exercise prices of from $2.16 to $46.25 per share.

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

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for the quarters ended December 31, 1999 and 1998.


                                 Quarter ended December 31,
                                     1999        1998
Percentage of net revenues:
Net revenues                          100%        100%
Cost of revenues                       23          24
                                      ___         ___
    Gross profit                       77          76

Sales and marketing                    25          45
General and administrative             46          47
Research and development               21          34
                                      ___         ___
    Total operating expenses           92         126
    Operating loss                    (15)        (50)

Other income, net                       7          45
                                      ___         ___
    Loss before income tax benefit     (8)         (5)
Income tax benefit                      -          (2)
                                      ___         ___
    Net loss                           (8)%        (3)%
                                      ___         ___
                                      ___         ___

Net  Revenues

Net revenues for the first quarter of the current year were $916,000 compared to $868,000 for the first quarter of the prior year. Personal application revenues, as a percentage of net revenues, decreased to 29% in the first quarter of fiscal 2000 from 34% in the first quarter of fiscal 1999. This represented a decrease of 11% from the prior year within the Personal Application product group. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility program. QuicKeys automates any repetitive, multi-step function performed on a Macintosh or Windows computer. Prior to fiscal 1999, this product was only available for the Apple Macintosh market, but the Company released a new version of QuicKeys for Windows in the first quarter of fiscal 1999. These versions of QuicKeys, in the opinion of management, offer meaningful, long-term growth potential.

As a percentage of net revenues, approximately 71% of the Company's current revenues were from the Messaging product group compared to 66% a year ago. This represented an increase of 14% within the Company's Messaging product group. The majority of these revenues consists of the QuickMail Pro/Office product line which is a cross-platform, open standards messaging products available for both Microsoft Windows and Mac OS environments. Historically, these revenues were primarily derived from QuickMail LAN, the Company's Macintosh server based, E-mail solution, but over the past few years, revenues from QuickMail LAN declined significantly and the product was discontinued in fiscal 1999. The Company's efforts to promote QuickMail Pro/Office to its QuickMail LAN users for a year 2000 solution resulted in the current increase in the Messaging product revenues from the prior year. Despite the increase, in management's opinion, these revenues will continue to be negatively impacted by the development of strong competition within the E-mail market. This competition includes the prevalence of inexpensive and in some cases free, E-mail software. Such competition is expected to continue and may hinder substantial, long-term growth of this product group.

Net revenues from international channels increased to approximately $345,000 in the first quarter of the current year, from $276,000 in the first quarter of the prior year, representing 38% and 32% of net revenues, respectively. The increase was primarily within the European market as a result of upgrades associated with the year 2000.


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

Cost of revenues, as a percentage of net revenues, decreased to 23% from 24% in the first quarter of fiscal 2000 compared to the same period a year ago. In management's opinion, the decrease was the result of higher revenues which resulted in fixed charges, such as amortization, being lower on a percentage basis.


Sales and Marketing

Sales and marketing expenses decreased $163,000 or 42%, during the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The decrease was primarily in the marketing expense category, which decreased $160,000 due to the continued focus of marketing programs and advertising.


General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative, and technical support personnel, fees for professional services, amortization of other intangible assets, and facilities expenses. These expenses for the first quarter of fiscal 2000 increased 3% or $10,000 from the first quarter of the prior year, representing 46% and 47% of net revenues for first fiscal quarter of the current year and prior year, respectively. The slight increase in expenses was the cummulative effect of changes in a couple of expenses categories. Legal and accounting increased $42,000 as a result of expenses associated with the merger activity. Salaries and related expenses increased $25,000 primarily due to additional expenses related to a workforce reduction in the first quarter of fiscal 2000. Depreciation and amortization decreased $40,000 due to a portion of intangible assets and fixed assets becoming fully amortized or depreciated. Contract labor and temporary help decreased $23,000 during the first quarter of fiscal 2000 due to the lack of expenses associated with a system conversion during the first quarter of fiscal 1999.


Research and Development

Research and development expenses decreased to $193,000 in the first quarter of fiscal 1999, compared to $297,000 in the first quarter of the prior year, representing 21% and 34% of net revenues, respectively. The primary areas that decreased in the first quarter of fiscal 2000 were salaries and benefits, $34,000, associated with workforce reductions, and contract labor and temporary help, $47,000, due to a more focused development effort, with the remaining decrease a result of lower expenses associated with a smaller department.


Income Tax Benefit

No income tax benefit was recorded by the Company for the first quarter of fiscal 2000 due to continued losses.


Liquidity and Capital Resources

Cash and cash equivalents remained virtually unchanged at $4,151,000 at the end of the first quarter of fiscal 2000 from $4,127,000 at the end of
fiscal 1999.   A $770,000 increase in cash and cash equivalents due to the maturity of short-term investments was offset by a $600,000 loan to ATIO Corporation USA, Inc (ATIO). The loan is due February 2000 with an interest rate of 7% and is in accordance with the merger agreement between the Company and ATIO.


Employees

As of December 31, 1999, the Company employed 30 full-time equivalent employees (FTE's). Part-time employees in total working an aggregate of a 40-hour work week make one FTE. As of September 30, 1999 and December 31, 1998, the Company employed 42 and 41 FTE's, respectively. Over the last few years the Company has steadily taken steps to reduce its workforce. These steps have included both normal employee attrition, as well as employee severance. Such reductions within the areas of development, sales and marketing have been in response to the Company's focus on a smaller number of products and the outsourcing of some functions requiring a particular expertise. Within the administrative areas, reductions have been in response to reduced workloads caused by a smaller volume of transactions. Looking forward, management currently does not expect any significant changes in the number of employees.


Recent Developments

The Company announced the signing of a definitive agreement to merge with Minneapolis, Minnesota-based ATIO Corporation USA, Inc., a privately held producer of CyberCall, a fully integrated E-business customer care solution.

Terms of the Merger Agreement
Subject to conditions described in the merger agreement, the transaction is expected to close in the first or second quarter of 2000. At the effective time of the merger, ATIO will merge into CESH and current ATIO shareholders will receive one CESH share per 15.5 ATIO shares. The merger is structured to be treated as a tax-free reorganization under the Internal Revenue Code. The post-merger company will initially trade on the NASDAQ Small Cap market under the symbol CESH.

The definitive agreement is subject to the following funding requirements, all of which must occur by closing: (a) approximately $5 million from CESH, (b) $964,000 from Minneapolis-based Venturian Corp. (NASDAQ: VENT) and (c) a minimum of $1.5 million pursuant to a private offering by CESH prior to closing, the terms and conditions of which are yet to be determined. The private offering by CESH will not be registered with the SEC and the securities acquired through the private offering could not be sold or offered in the United States absent registration or an applicable exemption from registration.

Immediately following the closing, but without considering the effect of the private offering, current CESH shareholders will own approximately 51% and Venturian will hold approximately 15% of the shares of the post-merger company. The agreement contemplates that in the first half of 2000 ATIO International, a current ATIO shareholder, will purchase 314,062 shares of the post-merger company, priced at $6.48 per share, for a total of approximately $2.1 million in cash.

Additional conditions to the completion of the merger include the restructuring of certain ATIO agreements, the restructuring of ATIO debt or conversion of ATIO debt into equity and the ongoing commitment and availability of key ATIO managers and staff. CESH shareholders will vote to approve the merger at the CESH annual meeting to be held in the first quarter of 2000.

As a further condition of the merger, CESH's subsidiary company CE Software, Inc., will be distributed to current CESH shareholders simultaneous with the merger with ATIO. It is anticipated that development, sales and support of CE Software's products, QuicKeys and QuickMail, will continue uninterrupted and CE Software's headquarters will remain in West Des Moines, IA.

About ATIO
ATIO's critically acclaimed product, CyberCall, is a comprehensive customer interaction solution for E-businesses. CyberCall enables shoppers to interact with an E-business through a variety of access media including Internet chat, Web callback, E-mail, fax, or telephone call. CyberCall handles all transactions in the same manner so that customers experience consistent service levels regardless of how they choose to contact the E-business.
ATIO has several high-profile E-business clients including Stockwalk.com (NASDAQ: STOK), Invacare (NYSE: IVC), the global apparel retailer boo.com and eStyle's premiere site, babystyle.com. For the 12-month period ending December 1998, ATIO produced revenues of $697,000 for a loss of $4,169,000. For the 9-month period ending September 30, 1999, ATIO recorded unaudited results of $2,012,000 in revenue for a loss of $2,401,000.

ATIO employs 42 people, 26 at the corporate headquarters in Minneapolis, MN. ATIO also has reseller agreements with Norstan (NASDAQ: NRRD) and SE Technologies.

E-business Customer Care Marketplace
As more and more commerce is conducted over the Internet, it is expected that the need to provide a wide-spectrum of customer service facilities will increase. Traditionally, the telephone has been the primary means of providing customer care, but many market researchers predict that within the next few years, up to 40% of interactions will utilize new technologies such as E-mail, chat and web collaboration. ATIO provides the solutions that E-businesses will require to meet these new customer demands. International Data Corporation has predicted that the burgeoning E-business customer service applications sector will grow from $42 million in 1998 to $1.6 billion in 2002.

Other notable public companies in the E-business customer support sector include SilkNet (NASDAQ: SILK), Kana Communications (NASDAQ: KANA), Interactive Intelligence (NASDAQ: ININ), Quintus Corporation (NASDAQ: QNTS) and eGain Communications (NASDAQ: EGAN).

Related Items
The headquarters of ATIO will remain in Minneapolis, MN. No layoffs are expected as part of this merger and ATIO employment is projected to grow in the near term. The effects of the merger are expected to be transparent to the current customers of ATIO and CE Software, Inc.

Risk and Uncertainty

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-QSB which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be effected on a timely basis; the risk that such products may not achieve market acceptance within the Windows or Macintosh markets; the risk that the prevalence and functionality of available free E-mail software will increase and further erode revenues; the risk that the Company would not be able to fund its working capital needs from cash flows; and the risk that the merger with ATIO will not close as anticipated.

CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (27) Financial Data Schedule - for SEC filing only

(b)   Reports on Form 8-K

      A report on Form 8-K was filed during the quarter ended December 31, 1999.

1) On December 28, 1999 the Registrant issued a press release announcing the signing of an Agreement and Plan of Merger, the effect of which will be (if approved by the stockholders of the Registrant) that:
a) ATIO Corporation USA, Inc. will merge with and into the Registrant,
b) The stock of the Registrant's subsidiary, CE Software, Inc., will be distributed to the Registrant's stockholders and
c) Willem Ellis and others to be designated prior to the shareholder meeting will become directors of the Registrant as successors to those persons serving as directors immediately prior to the effective time of the merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CE SOFTWARE HOLDINGS, INC.
(Registrant)

        Signature                  Title                    Date


/s/ Christian F. Gurney                                February 14, 2000
_________________________  President, Chief Executive  _________________
   (Christian F. Gurney)   Officer, and Director



/s/ John S. Kirk                                       February 14, 2000
_________________________  Secretary, Treasurer, and   _________________
   (John S. Kirk)          Director



/s/ Curt W. Lack                                       February 14, 2000
_________________________  Chief Financial Officer     _________________
   (Curt W. Lack)

EXHIBIT INDEX


Exhibit
Number        Description

27          Financial Data Schedule - for SEC filing only