Form 10QSB
period 2000-03-31
CE SOFTWARE HOLDINGS INC
filed 2000-04-26
CIK 866283

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2000.

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

                 YES   X                              NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


 March 31, 2000      Common Stock                      1,130,097

CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
Table of Contents


Part I  FINANCIAL INFORMATION

Item 1. Financial Statements:                                       Page

        Consolidated Balance Sheets
        March 31, 2000 and September 30, 1999                         3

        Consolidated Statements of Operations and
        Comprehensive Loss
        Three Months and Six Months Ended March 31, 2000 and 1999     4

        Consolidated Statements of Cash Flows
        Six Months Ended March 31, 2000 and 1999                      5

        Notes to Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           7

Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                           14

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CE Software Holdings, Inc., and Subsidiaries
March 31, 2000 and September 30, 1999

                                                   March 31         September 30
Assets                                            (unaudited)
Current assets:
   Cash and cash equivalents                      $ 2,593,635       $ 4,126,637
   Investments                                              -         1,278,601
   Trade accounts receivable                          400,764           500,185
   Notes receivable                                 2,806,344                 -
   Recoverable income taxes                           176,121           176,121
   Inventories                                        178,789           250,208
   Other current assets                               199,144           313,579
                                                  ___________       ___________
     Total current assets                           6,354,797         6,645,331

Property, fixtures, and equipment:
   Land                                                82,877            91,796
   Building                                         1,312,016         1,312,016
   Fixtures and equipment                           2,720,316         2,716,807
                                                  ___________       ___________
     Total property, fixtures, and equipment        4,115,209         4,120,619
   Less accumulated depreciation                    2,844,821         2,710,159
                                                  ___________       ___________
     Net property, fixtures, and equipment          1,270,388         1,410,460

Other intangible assets, net of amortization           15,947            21,927
Other assets                                           51,770            19,285
                                                  ___________       ___________
     Total assets                                 $ 7,692,902       $ 8,097,003
                                                  ___________       ___________
                                                  ___________       ___________

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt              $   104,324         $ 100,237
   Trade accounts payable                             202,336           207,259
   Accrued payroll and benefits                       225,743           146,143
   Other accrued payables                             114,089           120,057
   Deferred revenue                                     7,463             9,444
                                                  ___________       ___________
     Total current liabilities                        653,955           583,140
Long-term debt, net of current portion                187,588           240,859
                                                  ___________       ___________
     Total liabilities                                841,543           823,999
                                                  ___________       ___________
Stockholders' equity:
   Common stock                                       113,010           110,567
   Additional paid-in capital                       6,017,657         5,927,619
   Retained earnings                                  720,692         1,234,818
                                                  ___________       ___________
     Total stockholders' equity                     6,851,359         7,273,004
                                                  ___________       ___________
     Total liabilities and stockholders' equity   $ 7,692,902       $ 8,097,003
                                                  ___________       ___________
                                                  ___________       ___________




See accompanying notes to consolidated financial statements.

CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended March 31, 2000 and 1999
(Unaudited)






                                           Three Months Ended March 31,   Six Months Ended March 31,
                                                 2000          1999           2000       1999

Net revenues                                   $ 734,766      580,416      1,650,284     1,448,904
Cost of revenues                                 218,280      163,692        433,358       370,583
                                              __________   __________     __________    __________
   Gross profit                                  516,486      416,724      1,216,926     1,078,321

Sales and marketing                              254,376      474,562        483,775       867,338
General and administrative                       591,667      416,260      1,006,319       820,412
Research and development                         185,719      308,449        378,471       605,036
                                              __________   __________     __________    __________
   Operating expenses                          1,031,762    1,199,271      1,868,565     2,292,786
                                              __________   __________     __________    __________
     Operating loss                             (515,276)    (782,547)      (651,639)   (1,214,465)

Other income (expense):
Gain on sale of investments                            -            -              -         1,827
Loss on sale of land                                   -      (25,000)             -       (25,000)
Change in market value of trading securities           -     (454,459)             -      (107,096)
Interest income                                   78,661       54,981        147,388       107,860
Interest expense                                  (5,958)      (9,058)       (12,476)      (18,820)
Miscellaneous income                               2,601            -          2,601             -
                                              __________   __________     __________    __________
   Total other income (expense)                   75,304     (433,536)       137,513       (41,229)

Loss before income tax benefit                  (439,972)  (1,216,083)      (514,126)   (1,255,694)
Income tax benefit (expense)                           -      443,000              -       458,935
                                              __________   __________     __________    __________
     Net loss                                   (439,972)    (773,083)      (514,126)     (796,759)

Other comprehensive loss, before tax
     Unrealized loss on securities                     -     (516,667)             -      (319,113)
Income tax benefit related to items of other
     comprehensive loss                                -      214,500              -       132,000
                                              __________   __________     __________    __________

Comprehensive loss                             $(439,972)  (1,075,250)      (514,126)     (983,872)
                                              __________   __________     __________    __________
                                              __________   __________     __________    __________


Basic net loss per share                       $    (.39)        (.71)          (.46)         (.73)

Shares used in per share calculation - basic   1,115,322    1,095,900      1,115,322     1,095,900

Diluted net loss per share                     $    (.39)        (.71)          (.46)         (.73)

Shares used in per share calculation - diluted 1,115,322    1,095,900      1,115,322     1,095,900





See accompanying notes to consolidated financial statements.

CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended March 31, 2000 and 1999
(Unaudited)

                                                                          2000              1999
Cash flows from operating activities:
  Net loss                                                             $(514,126)        $(796,759)
  Adjustments to reconcile net loss to
  net cash (used in) provided by operating activities:
    Depreciation and amortization:
      Property, fixtures, and equipment                                  134,662           186,259
      Purchased software                                                   2,991            20,085
      Amortization of premium                                              8,601                 -
    Accretion of discount                                                      -           (12,905)
    Change in market value trading securities                                  -           107,096
    Proceeds from sale of trading securities                                   -           967,922
    Gain on sale of trading securities                                         -            (1,827)
    Decrease in deferred income taxes payable                                  -          (386,000)
    Loss on sale of land                                                       -            25,000
    Decrease in trade accounts receivable                                 99,421            28,330
    Decrease (increase) in other current assets and other assets          84,939          (148,253)
    Decrease in inventories                                               71,419           132,473
    Increase (decrease) in accounts payable and accrued expenses          68,709           (65,609)
    Decrease in deferred revenue                                          (1,981)          (10,741)
    Decrease in income taxes payable                                           -          (382,935)
                                                                     ___________       ___________
      Net cash (used in) provided by operating activities                (45,365)         (337,864)

Cash flows from investing activities:
  Purchase of held-to-maturity investments                                     -        (1,571,475)
  Increase in notes receivable                                        (2,806,344)                -
  Proceeds upon maturity of held-to-maturity investments               1,270,000            87,110
  Proceeds from sale of land                                               8,919           200,000
  Purchase of property and equipment and other intangible assets          (3,509)          (87,287)
                                                                     ___________       ___________
      Net cash used in investing activities                           (1,530,934)       (1,371,652)

Cash flows from financing activities:
  Payment of long-term debt                                              (49,184)          (42,868)
  Proceeds from exercise of stock options                                 92,481                 -
                                                                     ___________       ___________
      Net cash provided by (used in) financing activities                 43,297           (42,868)
                                                                     ___________       ___________
      Net increase (decrease) in cash and cash equivalents            (1,533,002)       (1,752,384)

Cash and cash equivalents at beginning of period                       4,126,637         4,106,493
                                                                     ___________       ___________
      Cash and cash equivalents at end of period                      $2,593,635        $2,354,109
                                                                     ___________       ___________
                                                                     ___________       ___________


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                             $12,734           $18,590
    Income taxes                                                               -           310,000


See accompanying notes to consolidated financial statements.

CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2000
(Unaudited)

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


3) Stockholders' Equity

At March 31, 2000, options to purchase an aggregate of 179,829 shares were held by 32 persons, at exercise prices of from $2.16 to $46.25 per share.

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

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for the quarters ended March 31, 2000 and 1999.


                                 Quarter Ended March 31,   Six Months Ended March 31,
                                    2000     1999               2000      1999
Percentage of net revenues:
  Net revenues                      100%     100%                100%     100%
  Cost of revenues                   30       28                  26       25
                                    ___      ___                 ___      ___
     Gross profit                    70       72                  74       75

  Sales and marketing                35       82                  29       60
  General and administrative         80       72                  61       57
  Research and development           25       53                  23       42
                                    ___      ___                 ___      ___
     Total operating expenses       140      207                 113      159
     Operating loss                 (70)    (135)                (39)     (84)

 Other income, net                   10      (74)                  8       (3)
                                    ___      ___                 ___      ___
     Loss before income taxes       (60)    (209)                (31)     (87)
 Income tax benefit                   -       76                   -       32
                                    ___      ___                 ___      ___
     Net loss                       (60)%   (133)%               (31)%    (55)%
                                    ___      ___                 ___      ___
                                    ___      ___                 ___      ___



Three months ended March 31, 2000

Net Revenues

Net revenues for the second quarter of the current year were $735,000 compared to $580,000 for the second quarter of the prior year. Revenues were up in both the Personal Application and Messaging groups compared to same period a year ago.

Revenues from the Company's Personal Application products increased 52% compared to the prior year, and as a percentage of net revenues, accounted for approximately 40% of the Company's current revenues compared to 33% a year ago. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility. A new version of QuicKeys for Windows was released in the first quarter of fiscal year 1999. During the second quarter of the current fiscal year, approximately 9% of the Personal Application revenue resulted from sales of QuicKeys for Windows, down from 23% during the second quarter a year ago.

As a percentage of net revenues, approximately 60% of the Company's current revenues were from the Messaging product group compared to 67% a year ago.
The Company's Messaging product revenues were up 14% over the same period a year ago. The majority of these revenues consists of the QuickMail Pro/Office product line which is a cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments.
Historically, these revenues were primarily derived from QuickMail LAN, the Company's Macintosh server based, E-mail solution, but over the past few years, revenues from QuickMail LAN declined significantly and the product was discontinued in fiscal 1999. The Company's efforts to promote QuickMail Pro/Office to its QuickMail LAN users for a year 2000 solution resulted in the current increase in the Messaging product revenues from the prior year. Despite the increase, in management's opinion, these revenues will continue to be negatively impacted by the development of strong competition within the E-mail market. This competition includes the prevalence of inexpensive and in some cases free, E-mail software. Such competition is expected to continue and may hinder substantial, long-term growth of this product group.

Net revenues from international channels increased to approximately $290,000 in the second quarter of the current year, from $197,000 in the second quarter of the prior year, representing 39% and 34% of net revenues, respectively. The increase was primarily within the European market as a result of upgrades associated with the year 2000 and the release of translated versions of QuickMail.

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

Cost of revenues increased $55,000 in the second quarter of fiscal 2000 compared to the same period a year ago. As a percentage of net revenues, cost of revenues increased to 30% from 28%. The increase is due to increasing the obsolete inventory valuation.

Sales and Marketing

Sales and marketing expenses decreased $220,000 or 46%, during the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. The major variances are primarily decreases in marketing/advertising expenses, $173,000 and salaries and benefits, $15,000. Marketing/advertising expenses decreased as a result of a more focused marketing strategy and no products being launched during the second quarter. A smaller sales and marketing workforce accounted for the decrease in salaries and benefits.

General and Administrative

General and administrative expenses are composed principally of salaries of general, administrative, and technical support personnel, fees for professional services, amortization of other intangible assets, and facilities expenses. These expenses for the second quarter increased 42% or $175,000 from the second quarter of the prior year, representing 80% and 72% of net revenues for second fiscal quarter of the current year and prior year, respectively. The major changes in expenses are mainly due to higher salaries and related expenses of $133,000 due to a workforce restructure in the second quarter of fiscal 2000; an increase in legal and accounting and other outside services of $84,000, resulting from expenses associated with the pending merger with Lightning Rod Software, Inc., formerly known as ATIO Corporation USA, Inc.; and a decrease in depreciation and amortization of $40,000 due to a portion of intangible assets and fixed assets becoming fully amortized or depreciated.

Research and Development

Research and development expenses decreased to $186,000 in the second quarter of fiscal 2000, compared to $308,000 in the second quarter of the prior year, representing 25% and 53% of net revenues, respectively. The primary areas that decreased in the second quarter of fiscal 2000 were salaries and benefits of $65,000, associated with workforce reductions and contract labor and temporary help of $47,000, due to a more focused development.

Income Tax Benefit

No income tax benefit was recorded by the Company for the second quarter of fiscal 2000 due to continued losses.


Six Months ended March 31, 2000

Net Revenues

Net revenues for the first six months of the current year were $1,650,000 compared to $1,449,000 for the same period last year. The 14% increase in net revenues was due to a $134,000 increase in revenues from the Company's Messaging products and a $67,000 increase in revenues from the Company's Personal Applications products.

Approximately 34% of the revenues for the first six months of the current and prior fiscal years are from Personal Application products. Nearly all of these revenues are from the sales of QuicKeys, the Company's productivity enhancing utility program. During fiscal 1998, this product was only available for the Apple Macintosh market. The Macintosh's smaller market share over the last few years has negatively impacted these revenues and in the opinion of management, the new version of QuicKeys for Windows, released in this first quarter of fiscal year 1999 offers meaningful long-term growth potential even though during the first six months of the current fiscal year, approximately 10% of the Personal Application revenue resulted from the release of QuicKeys for Windows compared to 21% a year ago.

Revenues from Messaging products accounted for 66% of total net revenues. The majority of these revenues consist of the QuickMail Pro/Office product line which is a cross-platform, open standards messaging products available for both Microsoft Windows and Macintosh environments. Historically, these revenues were primarily derived from QuickMail LAN, the Company's Macintosh server based, E-mail solution, but over the past few years, revenues from QuickMail LAN declined significantly and the product was discontinued in fiscal 1999. The Company's efforts to promote QuickMail Pro/Office to its QuickMail LAN users for a year 2000 solution resulted in the current increase in the Messaging product revenues from the prior year. Despite the increase, in management's opinion, these revenues will continue to be negatively impacted by the development of strong competition within the E-mail market. This competition includes the prevalence of inexpensive and in some cases free, E-mail software. Such competition is expected to continue and may hinder substantial, long-term growth of this product group.

Approximate net revenues by product group for the six-month periods ended March 31, 2000 and 1999 are as follows:

                        2000         1999
Messaging                 $1,092,000     $958,000
Personal Applications        558,000      491,000
                          __________   __________
Total net revenues        $1,650,000   $1,449,000

Net revenues from international channels increased to approximately $634,000 in the first six months of the current year, from $473,000 in the same period a year ago, representing 38% and 33% respectively, of total net revenues in both periods. The increase was primarily within the European market as a result of upgrades associated with the year 2000 and the release of translated versions of QuickMail.

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

Cost of revenues, as a percentage of net revenues, increased from 25% to 26% in the first six months of fiscal 1999, compared to the same period a year ago. The increase is due to increasing the obsolete inventory valuation.

Sales and Marketing

Sales and marketing expenses in the first six months of fiscal 2000 were reduced $384,000, or 44% compared to the first six months of fiscal 1999. The decrease was primarily a result of lower marketing/advertising expenses of $333,000 and contract labor and temporary help of $16,000. The lower expenses were due to the continued focus of marketing programs and advertising.

General and Administrative

General and administrative expenses are composed principally of salaries and benefits of administrative and technical support personnel, fees for professional services, amortization of intangible assets and facilities expenses. These expenses for the first six months of fiscal 2000 increased $186,000, or 23% from the same period a year ago. The largest of the increases were in salaries and benefits of $159,000, resulting from additional expenses related to workforce reductions and legal and accounting expenses of $138,000, due to merger related activity. These increases were primarily offset by decreases in contract labor and temporary help of $40,000, due to the lower expenses associated with a system conversion and decreases in depreciation and amortization expense of $66,000 as a result of a portion of intangible assets and fixed assets becoming fully amortized or depreciated

Research and Development

Research and development expenses decreased to approximately $378,000 for the first six months of the current year from $605,000 in the same period last year, representing 23% and 42% of net revenues, respectively. The primary areas that decreased in the first six months of fiscal 2000 were salaries and benefits of $98,000 and contract labor of $94,000. The decrease in salaries and benefits and contract labor and temporary help were the result of workforce reductions and a more focused development effort.

Income Tax Benefit

No income tax benefit was recorded by the Company for the second quarter of fiscal 2000 due to continued losses.
Page 10

Liquidity and Capital Resources

Cash and cash equivalents decreased by $1,533,000 to $2,594,000 at the end of the second quarter of fiscal 2000 from $4,127,000 at the end of fiscal 1999.
The decrease in cash and cash equivalents was primarily the net result of the proceeds from the maturity of short-term investments of $1,270,000 and a $2,806,000 loan to Lightning Rod Software, Inc., formerly ATIO Corporation
USA, Inc. The loan is due April 2000 with an interest rate of 7% and is in accordance with the merger agreement between the Company and Lightning Rod, Inc. The Company believes it can fund its working capital needs from operations, available cash and investments.

Recent Developments

The Company announced the signing of a definitive agreement to merge with Minneapolis, Minnesota-based Lightning Rod Software, Inc., formerly ATIO Corporation USA, Inc., a privately held producer of CyberCall, a fully integrated E-business customer care solution.

Terms of the Merger Agreement
Subject to conditions described in the merger agreement, the transaction is expected to close in the first or second quarter of 2000. At the effective time of the merger, Lightning Rod Software, Inc. will merge into CESH and current Lightning Rod Software, Inc. shareholders will receive one CESH share per 15.5 Lightning Rod Software, Inc. shares. The merger is structured to be treated as a tax-free reorganization under the Internal Revenue Code. The post-merger company will initially trade on the Nasdaq Small Cap market under the symbol "CESH", with a change in symbol to "LROD" to occur in the days immediately following the merger.

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

Immediately following the closing, but without considering the effect of the private offering, current CESH shareholders will own approximately 51% and Venturian will hold approximately 15% of the shares of the post-merger company. The agreement contemplates that in the first half of 2000 ATIO International, a current Lightning Rod Software, Inc. shareholder, will purchase 314,062 shares of the post-merger company, priced at $6.48 per share, for a total of approximately $2.1 million in cash.

Additional conditions to the completion of the merger include the restructuring of certain Lightning Rod Software, Inc. agreements, the restructuring of Lightning Rod Software, Inc. debt or conversion of Lightning Rod Software,
Inc. debt into equity and the ongoing commitment and availability of key Lightning Rod Software, Inc. managers and staff. CESH shareholders will vote to approve the merger at the CESH annual meeting to be held on April 27, 2000.

As a further condition of the merger, CESH's subsidiary company CE Software, Inc., will be distributed to current CESH shareholders simultaneous with the merger with Lightning Rod Software, Inc. It is anticipated that development, sales and support of CE Software's products,

QuicKeys and QuickMail, will continue uninterrupted and CE Software's headquarters will remain in West Des Moines, IA.


Risk and Uncertainty

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-QSB which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be effected on a timely basis; the risk that such products may not achieve market acceptance within the Windows or Macintosh markets; the risk that the prevalence and functionality of available free E-mail software will increase and further erode revenues; the risk that the Company would not be able to fund its working capital needs from cash flows; and the risk that the merger with Lightning Rod Software, Inc. will not close as anticipated.

CE SOFTWARE HOLDINGS, INC. AND SUBSIDIARIES

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            (27)  Financial Data Schedule - for SEC filing only

        (b) Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CE SOFTWARE HOLDINGS, INC.
(Registrant)

        Signature                  Title                    Date


/s/ Christian F. Gurney                                April 26, 2000
_________________________  President, Chief Executive  _________________
   (Christian F. Gurney)   Officer, and Director



/s/ John S. Kirk                                       April 26, 2000
_________________________  Secretary, Treasurer, and   _________________
   (John S. Kirk)          Director



/s/ Curt W. Lack                                       April 26, 2000
_________________________  Chief Financial Officer     _________________
   (Curt W. Lack)

EXHIBIT INDEX


Exhibit
Number        Description

27          Financial Data Schedule - for SEC filing only