Form 10QSB
period 2000-06-30
LIGHTNING ROD SOFTWARE INC
filed 2000-08-11
CIK 866283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ________ to
           ________.

                           Commission File No. 0-18809

-------------------------------------------------------------------------------

                          LIGHTNING ROD SOFTWARE, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                           41-1614808
  (State or other jurisdiction of                          (I.R.S. employer
  incorporation or organization)                           identification No.)

                 7301 Ohms Lane, Suite 600 Minneapolis, MN 55439
               (Address of principal executive offices) (Zip code)

  Registrant's telephone number, including area code:  (952) 837-4000

  Former name, former address and former fiscal year, if changed since last report:

  CE Software Holdings, Inc.
  1801 Industrial Circle, P.O. Box 65580
  West Des Moines, Iowa 50265

  Prior Fiscal Year:         September 30
--------------------------------------------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

July 31, 2000      Common Stock       3,271,882

Transitional Small Business Disclosure Format (check one):   YES [ ]   NO [X]

                          LIGHTNING ROD SOFTWARE, INC.
                               Table of Contents


Part I FINANCIAL INFORMATION

Item 1. Financial Statements:                                           Page

        Balance Sheets
        June 30, 2000 and December 31, 1999                              3

        Statements of Operations
        Three Months and Six Months Ended June 30, 2000 and 1999         4

        Statements of Cash Flows
        Six Months Ended June 30, 2000 and 1999                          5

        Notes to Financial Statements                                  6 - 8

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8 - 11

Part II OTHER INFORMATION

Item 1.  Legal Proceedings                                               12

Item 2.  Changes in Securities                                           12

Item 3.  Defaults Upon Senior Securities                                 12

Item 4.  Submission of Matters to a Vote of Security Holders           12 - 13

Item 5.  Other Information                                               13

Item 6.  Exhibits and Reports on Form 8-K                              13 - 14

SIGNATURES                                                               15

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
Lightning Rod Software, Inc.
June 30, 2000 and December 31, 1999


                                                         (Unaudited)
                                                           6/30/00                12/31/99
                                                         -----------              --------
ASSETS

Current Assets
--------------
Cash and cash equivalents                                $  6,358,377         $     121,383
Accounts receivable (net)                                      65,427               183,643
Prepaid expenses                                              419,103               103,001
                                                         ------------         -------------
Total Current Assets                                        6,842,907               408,027

Property and equipment (net)                                  457,568               344,394
                                                         ------------         -------------
Total Assets                                             $  7,300,475         $     752,421
                                                         ============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
-------------------
Accounts payable and accrued expenses                    $    967,751         $   2,379,458
Due to related parties                                        401,853                66,307
Deferred revenue                                               83,232                90,791
Notes payable                                               1,350,000             4,165,980
                                                         ------------         -------------
Total Current Liabilities                                $  2,802,836         $   6,702,536

Redeemable common stock                                  $          -         $     500,000

Shareholders Equity/(Deficit)
-----------------------------
Common stock at par (10,000,000 shares authorized,
  3,215,482 and 1,673,836 outstanding at June 30, 2000
  and 1999, respectively)                                $     32,155         $      16,738
Additional paid-in capital                                 21,129,234             6,667,350
Unearned compensation                                         (15,250)              (26,687)
Accumulated deficit                                       (16,648,500)          (13,107,516)
                                                         ------------         -------------
Total Shareholders Equity/(Deficit)                      $  4,497,639         $  (6,450,115)
                                                         ------------         -------------
Total Liabilities and Shareholders Equity/(Deficit)      $  7,300,475         $     752,421
                                                         ============         =============

See accompanying notes to financial statements.

LIGHTNING ROD SOFTWARE, INC.
Statements of Operations
For the three and six months ended June 30, 2000 and 1999


                                          Unaudited                                Unaudited
                                ---------------------------------      ---------------------------------
                                3 Month Period     3 Month Period      6 Month Period     6 Month Period
                                 Ended 6/30/00     Ended 6/30/99       Ended 6/30/00      Ended 6/30/99
                                --------------     ---------------     --------------     --------------
REVENUES
License                         $     60,710       $     501,531       $     139,814      $     950,908
Services and other                    83,651             235,647             159,222            418,487
                                ------------       -------------       -------------      -------------
Total Revenues                  $    144,361       $     737,178       $     299,036      $   1,369,395

COST OF REVENUES
License                         $      2,169       $      61,212       $      11,255      $     199,539
Services and other                   283,167             269,774             588,965            420,499
                                ------------       -------------       -------------      -------------
Total Cost of Revenues          $    285,336       $     330,986       $     600,220      $     620,038


GROSS PROFIT                    $   (140,975)      $     406,192       $    (301,184)     $     749,357

OPERATING EXPENSES
Sales and marketing expenses    $    595,178       $     642,599       $   1,118,425      $   1,058,394
Research and development             452,070             250,303             855,320            444,663
General and administrative           589,304             512,065           1,202,988            923,794
                                ------------       -------------       -------------      -------------
Total Operating Expenses        $  1,636,552       $   1,404,967       $   3,176,733      $   2,426,851
                                ------------       -------------       -------------      -------------
Loss From Operations            $ (1,777,527)      $    (998,775)      $  (3,477,917)     $  (1,677,494)

Interest (income)/expense       $    (37,814)      $     275,439       $      63,066      $     281,984
                                ------------       -------------       -------------      -------------
Net Loss                        $ (1,739,713)      $  (1,274,214)      $  (3,540,983)     $  (1,959,478)
                                ============       =============       =============      =============
Earnings Per Share
Net loss per common share
  basic and fully diluted       $      (0.67)      $       (0.80)      $       (1.47)     $       (1.24)
                                ============       =============       =============      =============
Weighted average common shares     2,611,038           1,585,703           2,409,564          1,585,703


See accompanying notes to financial statements.

LIGHTNING ROD SOFTWARE, INC.
Statements of Cash Flows
For the six months ended June 30, 2000 and 1999

                                                                       Unaudited            Unaudited
                                                                     ----------------     ----------------
                                                                         Six Month           Six Month
                                                                       Period ended         Period ended
                                                                      June 30, 2000        June 30, 1999
                                                                     ----------------     ----------------
Cash flows from operating activities
  Net loss                                                           $  (3,540,983)       $  (1,959,478)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                        126,179               84,658
      Compensatory stock options                                            11,438               11,439
      Noncash principal shareholder transactions                                 -               75,000
      Warrants issued with Note Payable                                          -              240,000
      Warrants for terminated offering                                           -               15,625
  Changes in operating assets and liabilities:
      Account receivable                                                   118,216             (438,244)
      Prepaid expenses                                                    (316,101)             (71,591)
      Accounts payable, accrued expenses and deferred revenue             (987,527)             643,664
                                                                     -------------        -------------
        Net cash used in operating activities                        $  (4,588,778)       $  (1,398,927)
                                                                     -------------        -------------
Cash flows from investing activities:
  Purchase of equipment and leasehold improvements                        (239,353)             (82,407)
                                                                     -------------        -------------
      Net cash used in investing activities                          $    (239,353)       $     (82,407)
                                                                     -------------        -------------
Cash flows from financing activities:
  Net advances from affiliates                                       $           -        $     239,573
  Proceeds from issuance of short-term notes                             2,573,310            1,350,000
  Proceeds from issuance of common stock                                 8,491,815                    -
                                                                     -------------        -------------
     Net cash provided by financiung activities                      $  11,065,125        $   1,589,573
                                                                     -------------        -------------

Net increase in cash                                                 $   6,236,994        $     108,239
Cash at beginning of period                                                121,383                  300
                                                                     -------------        -------------
Cash at end of period                                                $   6,358,377        $     108,539
                                                                     =============        =============

See accompanying notes to financial statements.

LIGHTNING ROD SOFTWARE, INC.
Notes to Financial Statements
June 30, 2000
(Unaudited)


1) Merger with Atio Corporation USA, Inc.

In accordance with a certain merger agreement dated December 28, 1999, as amended ("Merger Agreement"), Atio Corporation USA, Inc., a Minnesota corporation ("Atio") merged (the "Merger") with and into CE Software Holdings, Inc. (CESH) effective as of April 28, 2000. In conjunction with the Merger, CESH (the surviving corporation) changed its name to Lightning Rod Software, Inc. (hereafter "LROD" or "Company" or "Registrant"). Based principally on the fact that the officers, directors and operating activities of Atio became the officers, directors and operating activities of LROD after the Merger, the Merger was accounted for as a reverse acquisition and the financial statements of Atio became the financial statements of LROD.

Atio was significantly undercapitalized during the year ended December 31, 1999. As additional sources of capital were being sought, the operations were significantly pared back, particularly sales and marketing activities, and its results of operations for the three and six month period ended June 30, 2000, reflect the resultant decrease in revenues. Atio's operations from October 28, 1999 (the effective date of a preliminary agreement of merger with CESH) through the effective date of the Merger were primarily financed with advances from CESH. Such funding was directed towards rebuilding the necessary resources and infrastructure to actively market and sell products and to service customers, the revenue impact of which has not been realized by June 30, 2000.

As a result of the Merger and a private financing completed immediately after the Merger, LROD has approximately $6.4 million of cash and short-term investments available to finance continuing operations at June 30, 2000.

2) Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999, which are contained in the Current Report on Form 8-K filed on June 9, 2000. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

3) Earnings Per Share

Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants and outstanding shares of common stock are anti-dilutive for all periods presented. In April 2000, the Company completed a merger which resulted in the conversion of Atio shares into shares of the Company. All share data included in the Company's financial statements have been retroactively restated to reflect the stock conversion.

4) Fair Value Disclosure of Financial Instruments

The Company's financial instruments consist of short-term trade receivables and payables for which current carrying amounts are equal to or approximate fair market value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and maturities.

5) Research and Development

Research and development expenditures are expensed as incurred.

6) Software Development Costs

Costs incurred internally in creating computer software are charged to expense when incurred. Technological feasibility is established upon completion of a working model. No costs have been capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," since the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for capitalization have been insignificant.

7) Revenue Recognition

Revenue on software sales is recognized upon shipment, if no significant vendor obligations remain and collection is probable. The Company evaluates arrangements that include professional services to determine whether those services are essential to the functionality of other elements of the arrangement. When professional services are considered essential, revenues from the arrangement are recognized using contract accounting, generally on a percentage of completion basis. Revenue from maintenance contracts is recognized on a straight-line basis over the contract period which is typically twelve months. Other service revenues, such as training and consulting, are recognized when services are performed.

8) Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recorded based on differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

9) Property and Equipment

Property and equipment are stated at cost. Depreciation is determined for financial reporting purposes using the straight-line method over the estimated useful lives (three to five years) of the assets and for tax purposes using accelerated methods. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in operations. Leasehold improvements are amortized over the shorter of their useful life or the lease term.

10) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company monitors its customers' financial condition to minimize its risks associated with trade accounts receivable, but generally does not require collateral from its customers.

11)  Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement establishes accounting and reporting standards for derivative instruments and hedging activities related to those instruments, as well as other hedging activities. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," is effective for the Company beginning January 1,2001. The Company does not expect SFAS No. 133 to materially affect its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." The SAB summarized certain of the SEC's views regarding revenue recognition. The provisions of SAB 101, as amended by SAB 101A, are effective for the year beginning January 1, 2000. The Company has analyzed the effect of the guidance outlined in SAB Nos. 101 and 101A, and does not believe that it will impact the Company's revenue recognition practices or financial statements.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period. Within this discussion and analysis, all dollar amounts have been rounded to the nearest thousand.

REVENUES
Three Months Ended June 30, 1999 and 2000: Revenues decreased from $737,000 during the three months ended June 30, 1999 to $144,000 during the same period in 2000, a decrease of 80%. Approximately 42% of 2000 revenues and 68% of 1999 revenues were from licenses, all of which were from the Interaction Manager product. Revenue from software licenses decreased by 88% compared to the same period a year ago. Revenues from services decreased by 65% for the three month period ended June 30, 2000 compared to the same period in 1999, and accounted for approximately 58% of revenues for this three month period in 2000. The overall decrease in revenues and the lower percentage of software revenues were primarily due to the limited financial resources that had restricted new sales and marketing efforts.

Six Months Ended June 30, 1999 and 2000: Revenues decreased from $1,369,000 during the six months ended June 30, 1999 to $299,000 during the same period in 2000, a decrease of 78%. Approximately 47% of 2000 revenues and 69% of 1999 revenues were from licenses, all of which were from the Interaction Manager product. Revenue from software licenses decreased by 85% compared to the same period a year ago. Revenues from services decreased by 62% for the six month period ended June 30, 2000 compared to the same period in 1999, and accounted for approximately 53% of revenues for this six month period in 2000. As discussed above, the overall decrease in revenues and the lower percentage of software revenues were primarily due to the limited financial resources that had restricted new sales and marketing efforts.

COST OF REVENUES
LROD's cost of revenues is composed primarily of: 1) the costs of product materials such as manuals, diskettes, CD-ROMS, and packaging; 2) the cost of servers and related peripheral equipment used by customers to run Interaction Manager and warehouse data; and 3) the labor required to install, implement and support the solution for customers.

Three and Six Months Ended June 30, 1999 and 2000: Total cost of revenues, as a percentage of revenues, increased from 45% for the three and six months ended June 30, 1999, respectively to 198% and 201% for the same periods in 2000, reflective of the increases in the number of service staff and travel costs as well as the costs of supporting our customer base. Given the relative fixed nature of the implementation and support expenses, as revenues decline, margins decline as well.

SALES AND MARKETING
Three Months Ended June 30, 1999 and 2000: Sales and marketing expenses decreased 7% from $643,000 to $595,000 for the three months ended June 30, 1999 and 2000, respectively. Sales and marketing expenses as a percentage of revenue increased from 87% to 413%, primarily a function of the lower revenue.

Six Months Ended June 30, 1999 and 2000: Sales and marketing expenses increased 6% from $1,058,000 to $1,118,000 for the six months ended June 30, 1999 and 2000, respectively. Sales and marketing expenses as a percentage of revenue increased from 77% to 374%, again, primarily a function of the lower revenue.

RESEARCH AND DEVELOPMENT
Three Months Ended June 30, 1999 and 2000: Research and development expense increased from $250,000 to $452,000 for the three months ended June 30, 2000 compared to the same period in 1999. Research and development expenses as a percentage of revenue increased from 34% to 314%. The higher expense is due to increasing development efforts directed at the Interaction Manager product.

Six Months Ended June 30, 1999 and 2000: Research and development expense increased from $445,000 to $855,000 for the six months ended June 30, 2000 compared to the same period in 1999. Research and development expenses as a percentage of revenue increased from 33% to 286%. The higher expense is due to increasing development efforts directed at the Interaction Manager product.

GENERAL AND ADMINISTRATIVE
General and administrative expenses are composed principally of salaries of administrative and technical support personnel, fees for legal and accounting services, amortization of other intangible assets, and facilities expenses.

Three Months Ended June 30, 2000 and 1999: General and administrative expenses increased from $512,000 for the three months ended June 30, 1999 to $589,000 for the same period in 2000. As a percentage of revenues, general and administrative expenses increased from 69% to 409%, primarily a function of the lower revenue.

Six Months Ended June 30, 2000 and 1999: General and administrative expenses increased from $924,000 for the six months ended June 30, 1999 to $1,203,000 for the same period in 2000. As a percentage of revenues, general and administrative expenses increased from 67% to 402%, primarily a function of the lower revenue.

NET INTEREST EXPENSE / INCOME
Three Months Ended June 30, 2000 and 1999: Net interest income was $38,000 for the three months ended June 30, 2000, as compared to a net interest expense total for the corresponding period in 1999 of $275,000. The net change from year to year was due to a significant reduction in debt as a result of the merger concluded in the second quarter of fiscal 2000. This, combined with the growth in interest income associated with the cash received from both the merger of the businesses as well as the private placement money received, effectively allowed LROD to produce net interest income in 2000.

Six Months Ended June 30, 2000 and 1999: Net interest expense was $63,000 for the six months ended June 30, 2000, as compared to $282,000 in 1999, a net decrease of 78%.

LIQUIDITY AND CAPITAL RESOURCES
Atio began seeking equity financing from institutional investors in March 1999. To finance its operations while it was seeking this financing, Atio obtained a $1,350,000 credit line and issued warrants to the participants of the lender. Nevertheless, Atio's equity financing efforts were impaired by market conditions and Atio's deteriorating financial condition. Atio terminated its equity financing efforts in August 1999. Because it did not meet the objectives for equity financing contained in a certain credit agreement, Atio went into default under such agreement. Atio was forced to significantly scale back the scope of its operations starting in August 1999 because of the unavailability of further financing.

Atio began negotiation of an agreement with CESH in September 1999, and reached preliminary agreement in October with respect to a proposed business combination. As part of this preliminary agreement, Atio received short-term financing of $150,000 from one of its two largest shareholders and a commitment of its other largest shareholder to continue to fund its development efforts. Atio also received a limited amount of financing from CESH at this time in the form of secured promissory notes. Atio also entered into a preliminary agreement, which was conditioned on the closing of the Merger, to restructure its credit agreement. As a result of this preliminary agreement, and the closing of the Merger, the credit agreement's maturity date was extended to June 30, 2001, and LROD issued shares of its common stock to participants in the credit agreement in exchange for certain warrants to purchase Atio common stock such participants held.

Until the completion of the Merger and private placement funding, Atio was dependent on short-term funding provided principally by CESH. At the closing of the Merger, however, funds in the amount of approximately $8,300,000 were made available to Atio, consisting of approximately $1,550,000 from CESH and $6,440,000 of net proceeds from a private offering of 875,000 shares of common stock, and $300,000 pursuant to a sale of new shares to an existing shareholder.

In addition to the funds discussed above, as part of the Merger LROD received a note for approximately $510,000 from Venturian Software, Inc. ("Venturian"). This note represented Venturian's obligation to purchase an additional 78,666 LROD shares. This note was collected in full, and 78,666 LROD shares were accordingly issued, on June 30, 2000.

Additionally, under the Merger Agreement, LROD is currently holding as collateral 314,062 LROD shares owned by Atio Pty to secure Atio Pty's obligation to purchase an additional 314,062 shares of LROD common stock at $6.48 per share ($2,035,000 in the aggregate). This original commitment was scheduled to be paid by May 31, 2000, but has not been fulfilled as of the date of this report. Atio Pty has been granted an extension until September 30, 2000 to complete this transaction.

The funds from all of these activities are being used by LROD for marketing, sales, product development, professional services, and expansion of infrastructure. LROD anticipates that the cash provided from the aforementioned capital sources as well as from anticipated revenues will be sufficient to fund its operating activities through the end of the year 2001. If revenues are less than management's expectations, LROD may need to obtain financing prior to the end of 2001. LROD's ability to meet its cash requirements will be dependent upon its ability to successfully execute its plan of operations and on resulting cash flow and the market value of its securities.

RISK AND UNCERTAINTY
Certain statements contained on this Form 10-QSB and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast," and similar words or expressions. LROD's forward-looking statements generally relate to its growth strategy, product development and financial results. Forward-looking statements involve a variety of risks and uncertainties, known and unknown, including, but not limited to, the risk that new products may not achieve market acceptance, and the risk that LROD would not be able to fund its working capital needs from cash flows. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB and 8-K (if any), in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

In connection with the Merger, LROD: (1) issued an aggregate of 1,044,429 shares of its common stock to Atio shareholders and warrant holders; (2) assumed the obligation to issue up to an additional 189,571 shares of its common stock upon exercise of Atio options; and (3) assumed the obligation to issue up to 168,750 shares of its common stock upon the conversion of certain Atio convertible debt. In addition, as provided in the Merger Agreement, LROD also sold to one of the Atio shareholders (now a LROD shareholder) a total of 70,234 shares at a price of $6.48 per share paid in cash and by cancellation of certain indebtedness at the effective time of the Merger. In addition, at the time of the Merger the same shareholder executed a promissory note in the amount of $509,725.65 to secure its obligation to purchase an additional 78,666 LROD shares. In June 2000, this note was paid in full and the corresponding shares were issued. As provided in the Merger Agreement, one of Atio's shareholders (now a LROD shareholder) is obligated to purchase an additional 314,062 shares of LROD's common stock. This purchase obligation is secured by a like number of LROD shares such shareholder already holds, which shares will be forfeited to LROD if its purchase obligation is not fulfilled. The Company relied on Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933 for an exemption for registration of such shares. A restrictive securities legend has been, or will be, as the case may be, placed on the certificates representing the shares.

On April 28, 2000, LROD sold 875,000 "Units" (each Unit consisting of one share of common stock and a warrant to purchase one share of common stock) at a price of $8.00 per Unit. The Units were sold to 106 accredited investors through John
G. Kinnard and Company, Incorporated, as agent, who received commissions of $560,000. The Company relied on Rule 506 of Regulation D under the Securities Act of 1933 for an exemption for registration of such securities. The purchasers represented their intention to acquire the securities for investment purposes only and not with a view to the distribution thereof; in addition, a restrictive securities legend has been placed on the certificates representing the securities.

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 27, 2000, the following proposals were adopted by the margins indicated:

1. To elect five directors to hold office for the ensuing year until their successors are elected and qualified.

                                             Number of Shares
                                          For              Withheld

     Christian F. Gurney              1,067,370              19,760
     Richard A. Skeie                 1,067,390              19,740
     John S. Kirk                     1,067,390              19,740
     Sheldon T. Fleck                 1,067,390              19,740
     David J. Lundquist               1,067,390              19,740

2. To approve the agreement and plan of merger dated as of December 28, 1999.

              For                                753,886
              Against                              1,780
              Abstain                              1,180
              Broker Non-vote                    330,284

3. To authorize the issuance of a maximum of 875,000 shares of common stock in a private offering, at a per share price of $8.00, plus warrants to purchase an equal number of additional shares of common stock at an exercise price of $10.00.

              For                              734,171
              Against                           21,540
              Abstain                            1,135
              Broker Non-vote                  330,284

4. To amend the 1990 Stock Option Plan, 1992 Stock Option Plan, and Non-employee Directors Stock Option Plan.

            For                    749,701
            Against                  5,440
            Abstain                  1,705
            Broker Non-vote        330,284

5. To adopt the 2000 Stock Option Plan

            For                     720,941
            Against                  34,100
            Abstain                   1,805
            Broker Non-vote         330,284

Item 5.  Other Information

LROD entered into a sub-lease agreement dated July 12, 2000 with Creative Publishing international, Inc. (Cpi) whereby LROD will lease office space from CPi from August 1, 2000 through May 31, 2002. This agreement has been included as Exhibit 10.1 to this Form 10-QSB.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

(10.1) Sub-Lease Agreement dated July 12, 2000 with Creative Publishing international, Inc.

  (27)   Financial Data Schedule

(b) Reports on Form 8-K

During the quarter ended June 30, 2000, LROD filed the following reports on Form 8-K:

On April 5, 2000 LROD filed a Form 8-K reporting under Item 5 a private placement of securities and its proposed merger with Atio.

On May 15, 2000 LROD filed a Form 8-K, which was amended by Amended Forms 8-K filed on June 9 and July 25, 2000, reporting (i) the completion of its Merger with Atio and describing the business of LROD subsequent to the Merger, (ii) the change in its certifying accountants, (iii) changes in its directors and officers, (iv) the closing of its private placement and (v) the change in its fiscal year, and filing the following financial statements of businesses acquired:

(a)      Financial statements of Atio Corporation USA, Inc.:

         - Balance sheets as of December 31, 1999 and December 31, 1998
         - Statements of Operations for the years ended December 31, 1999 and December 31, 1998
         - Statement of Changes in Stockholders' Equity for the years ended December 31, 1999 and December 31, 1998
         - Notes to Financial Statements
         - Report of Independent Accountants

(b) Financial statements of Atio Corporation USA, Inc.:

         - Unaudited balance sheets as of March 31, 2000 and March 31, 1999
         - Unaudited statement of operations for the three months ended March 31, 2000 and March 31, 1999
         - Unaudited statement of cash flows for the three months ended March 31, 2000 and March 31, 1999

(c)      Pro Forma Financial Information:

         - Unaudited pro forma combined balance sheet at December 31, 1999
         - Unaudited pro forma combined summaries of operations for the three months ended December 31, 1999 and the year ended September 30, 1999
         - Notes to unaudited pro forma combined balance sheet and summaries of operations
         - Unaudited pro forma combined balance sheet as of March 31, 2000
         - Unaudited pro forma combined summary of operations for the three month period ended March 31, 2000
         - Notes to unaudited pro forma combined balance sheet and summaries of operations

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTNING ROD SOFTWARE, INC.
(Registrant)

      Signature                  Title                               Date

/s/ Willem J. Ellis              President, Chief Executive     August 10, 2000
   (Willem J. Ellis)             Officer, and Director


/s/ Jeffrey D. Skie              Executive Vice President       August 10, 2000
(Jeffrey D. Skie)                and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number   Description

10.1 Sub-Lease Agreement, dated July 12, 2000, with Creative Publishing international, Inc.

27       Financial Data Schedule