Form 10QSB
period 2000-09-30
LIGHTNING ROD SOFTWARE INC
filed 2000-11-08
CIK 866283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ________ to
           ________.

                           Commission File No. 0-18809

--------------------------------------------------------------------------------



                          LIGHTNING ROD SOFTWARE, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                            41-1614808
         (State or other jurisdiction of                     (I.R.S. employer
         incorporation or organization)                      identification No.)

         5900 Green Oak Drive, Minnetonka, MN                   55343
         (Address of principal executive offices)             (Zip code)

         Registrant's telephone number, including area code:  (952) 837-4000

         Former name, former address and former fiscal year, if changed since last report:

         Prior Fiscal Year:
--------------------------------------------------------------------------------


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

October 31, 2000      Common Stock         3,286,882

Transitional Small Business Disclosure Format (check one):     YES [ ]   NO [X]

LIGHTNING ROD SOFTWARE, INC.
Table of Contents


Part I FINANCIAL INFORMATION

Item 1. Financial Statements:                                            Page #

        Balance Sheets                                                       3
        As of September 30, 2000 and December 31, 1999

        Statements of Operations                                             4
        Three Months and Nine Months Ended September 30, 2000 and 1999

        Statements of Cash Flows                                             5
        Nine Months Ended September 30, 2000 and 1999

        Notes to Financial Statements                                    6 - 7

Item 2. Management's Discussion and Analysis of Financial               8 - 11
        Condition and Results of Operations

Part II OTHER INFORMATION

Item 1. Legal Proceedings                                                   12

Item 2. Changes in Securities and Use of Proceeds                           12

Item 3. Defaults Upon Senior Securities                                     12

Item 4. Submission of Matters to a Vote of Security Holders                 12

Item 5. Other Information                                                   12

Item 6. Exhibits and Reports on Form 8-K                               12 - 13

SIGNATURES                                                                  14

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
Lightning Rod Software, Inc.
As of September 30, 2000 and December 31, 1999


                                                                  (Unaudited)
                                                                     9/30/00           12/31/99
                                                                  ------------       ------------
ASSETS

Current Assets
Cash and cash equivalents                                         $  4,321,654       $    121,383
Accounts receivable (net)                                               72,253            183,643
Prepaid expenses                                                       452,419            103,001
                                                                  ------------       ------------
Total Current Assets                                                 4,846,326            408,027

Property and equipment (net)                                           522,234            344,394
                                                                  ------------       ------------
Total Assets                                                      $  5,368,560       $    752,421
                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY / (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses                             $    963,452       $  2,379,458
Due to related parties                                                 441,796             66,307
Deferred revenue                                                        67,628             90,791
Notes payable                                                        1,350,000          4,165,980
                                                                  ------------       ------------
Total Current Liabilities                                         $  2,822,876       $  6,702,536

Redeemable common stock                                           $       --         $    500,000

Shareholders' Equity / (Deficit)
Common stock at par (10,000,000 shares authorized,
   3,286,882 and 1,673,836 outstanding at September 30, 2000
   and December 31, 1999, respectively)                           $     32,869       $     16,738
Additional paid-in capital                                          21,128,520          6,667,350
Unearned compensation                                                   (9,531)           (26,687)
Accumulated deficit                                                (18,606,174)       (13,107,516)
                                                                  ------------       ------------
Total Shareholders' Equity / (Deficit)                            $  2,545,684       $ (6,450,115)
                                                                  ------------       ------------
Total Liabilities and Shareholders' Equity / (Deficit)            $  5,368,560       $    752,421
                                                                  ============       ============


See accompanying notes to financial statements.

LIGHTNING ROD SOFTWARE, INC.
Statements of Operations
For the three and nine months ended September 30, 2000 and 1999

                                              Unaudited                           Unaudited
                                    -------------------------------     -------------------------------
                                    3 Month Period   3 Month Period     9 Month Period   9 Month Period
                                    Ended 9/30/00    Ended 9/30/99      Ended 9/30/00    Ended 9/30/99
                                    --------------   --------------     --------------   --------------
REVENUES
License                             $   231,241       $   208,811       $   371,054       $ 1,159,719
Services and other                      109,174           281,021           268,396           699,508
                                    -----------       -----------       -----------       -----------
Total Revenues                      $   340,415       $   489,832       $   639,450       $ 1,859,227

COST OF REVENUES
License                             $      --         $    18,025       $    11,255       $   217,564
Services and other                      242,906           336,477           831,870           756,976
                                    -----------       -----------       -----------       -----------
Total Cost of Revenues              $   242,906       $   354,502       $   843,125       $   974,540

GROSS PROFIT                        $    97,509       $   135,330       $  (203,675)      $   884,687

OPERATING EXPENSES
Sales and marketing expenses        $   686,090       $   350,537       $ 1,804,514       $ 1,408,931
Research and development                820,445           290,511         1,675,765           735,174
General and administrative              567,316           449,282         1,770,304         1,373,076
                                    -----------       -----------       -----------       -----------
Total Operating Expenses            $ 2,073,851       $ 1,090,330       $ 5,250,583       $ 3,517,181
                                    -----------       -----------       -----------       -----------
Loss From Operations                $(1,976,342)      $  (955,000)      $(5,454,258)      $(2,632,494)

Interest income / (expense)         $    18,668       $  (289,960)      $   (44,398)      $  (571,944)
                                    -----------       -----------       -----------       -----------
Loss before Income Taxes            $(1,957,674)      $(1,244,960)      $(5,498,656)      $(3,204,438)

Income taxes                               --                --                --                --
                                    -----------       -----------       -----------       -----------
Net Loss                            $(1,957,674)      $(1,244,960)      $(5,498,656)      $(3,204,438)
                                    ===========       ===========       ===========       ===========

Earnings Per Share
Net loss per common share
                                    -----------       -----------       -----------       -----------
   basic and fully diluted          $     (0.60)      $     (0.78)      $     (2.16)      $     (2.02)
                                    ===========       ===========       ===========       ===========
Weighted average common shares        3,267,694         1,590,751         2,550,168         1,587,404


See accompanying notes to financial statements.

LIGHTNING ROD SOFTWARE, INC.
Statements of Cash Flows
For the nine months ended September 30, 2000 and 1999

                                                                     Unaudited          Unaudited
                                                                    -------------      -------------
                                                                     Nine Month         Nine Month
                                                                    Period ended       Period ended
                                                                    Sept 30, 2000      Sept 30, 1999
                                                                    -------------      -------------

Cash flows from operating activities:
  Net loss                                                          $ (5,498,656)      $ (3,204,438)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
       Depreciation and amortization                                     195,904            121,299
       Compensatory stock options                                         17,156             17,155
       Noncash principal shareholder transactions                           --              150,000
       Warrants issued with Note Payable                                    --              480,000
       Warrants for terminated offering                                     --               31,250
   Changes in operating assets and liabilities:
       Account receivable                                                111,390           (182,654)
       Prepaid expenses                                                 (349,418)           (81,441)
       Accounts payable, accrued expenses and deferred revenue          (898,774)         1,248,421
                                                                    ------------       ------------
           Net cash used in operating activities                    $ (6,422,398)      $ (1,420,408)
                                                                    ------------       ------------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                     (442,456)           (82,407)
                                                                    ------------       ------------
          Net cash used in investing activities                     $   (442,456)      $    (82,407)
                                                                    ------------       ------------

Cash flows from financing activities:
   Net advances from affiliates                                     $       --         $    152,815
   Proceeds from issuance of short-term notes                          2,573,310          1,350,000
   Proceeds from issuance of common stock                              8,491,815               --
                                                                    ------------       ------------
          Net cash provided by financing activities                 $ 11,065,125       $  1,502,815
                                                                    ------------       ------------

Net increase in cash                                                $  4,200,271       $       --
Cash at beginning of period                                              121,383                300
                                                                    ------------       ------------
Cash at end of period                                               $  4,321,654       $        300
                                                                    ============       ============


See accompanying notes to financial statements.

LIGHTNING ROD SOFTWARE, INC.
Notes to Financial Statements
September 30, 2000
(Unaudited)


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

Atio was significantly undercapitalized during the year ended December 31, 1999. As additional sources of capital were being sought, Atio's operations were significantly scaled back, particularly its sales and marketing activities. The decline in LROD's operating results for the three and nine month periods ended September 30, 2000, primarily reflect the continuing negative effects of Atio's and LROD's diminished sales and marketing activities, which have only recently returned to a more active level. Atio's operations from October 28, 1999 (the effective date of a preliminary agreement of merger with CESH) through the effective date of the Merger were primarily financed with advances from CESH. Such funding was directed towards rebuilding the necessary resources and infrastructure to actively market and sell products and to service customers, the revenue impact of which has not yet been significantly realized.

As a result of the Merger and a private financing completed immediately after the Merger, LROD has approximately $4.3 million of cash and cash equivalents available to finance continuing operations at September 30, 2000.

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

3) Earnings Per Share

Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants and outstanding shares of common stock are anti-dilutive for all periods presented. In April 2000, the Company completed a merger that resulted in the conversion of Atio shares into shares of the Company. All share data included in the Company's financial statements have been retroactively restated to reflect the stock conversion.

4) Fair Value Disclosure of Financial Instruments

The Company's financial instruments consist of short-term trade receivables and payables for which current carrying amounts are equal to or approximate fair market value. Additionally, interest rates on outstanding debt are at rates that approximate market rates for debt with similar terms and maturities.

5)  Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement establishes accounting and reporting standards for derivative instruments and hedging activities related to those instruments, as well as other hedging activities. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," is effective for the Company beginning January 1, 2001. The Company does not expect SFAS No. 133 to materially affect its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB 101, as amended by SAB 101A, are effective for the year beginning January 1, 2000. The Company has analyzed the effect of the guidance outlined in SAB No. 101, as amended by SAB 101A, and does not believe that it will impact the Company's revenue recognition practices or financial statements.

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

REVENUES
Three Month Periods Ended September 30, 1999 and 2000: Revenues decreased from $490,000 during the three month period ended September 30, 1999 to $340,000 during the same period in 2000, a 31% decrease. Approximately 68% of total revenues for the three month period ended September 30, 2000 and 43% of revenues for the same period in 1999 were from licenses, all of which were from the Lightning Rod Interaction Manager product. Revenue from licenses for the three month period ended September 30, 2000 increased by 11% compared to the same period a year ago. Revenues from services decreased from $281,000 during the three month period ended September 30, 1999 to $109,000 during the same period in 2000, a 61% decrease. Approximately 32% of revenues for the three month period ended September 30, 2000 and 57% of revenues for the same period in 1999 were from services. Revenues in the three month period ended September 30, 2000 were less than anticipated despite the increased financial resources directed towards sales and marketing. This is due primarily to a longer sales cycle for the Company's product than originally anticipated.

The Company's lengthening sales cycle has been primarily driven by increasingly difficult market conditions, including tighter financial markets, negatively affecting e-commerce companies, including the Company and certain of its prospective customers. Changing market conditions have caused some prospective customers to reduce capital expenditures, delaying purchase commitments for the Company's products and services, and to express concern regarding the Company's ability to meet future commitments relative to its products and services. Additionally, a proliferation of software products represented by the Company's competitors to be similar to the Company's products has caused confusion in the market that has resulted in a slower adoption of the Company's technology. The foregoing factors, combined with the significant relative resources and financial strength of many of the Company's competitors, have contributed to a significant lengthening of the sales process.

License revenues from resellers accounted for almost all of the licensing revenue recognized in the period. The absence of direct sales to end users of the Company's software caused the steep decline in services revenue in the period.

Nine Month Period Ended September 30, 1999 and 2000: Revenues decreased from $1,859,000 during the nine month period ended September 30, 1999 to $639,000 during the same period in 2000, a 66% decrease. Approximately 58% of total revenues for the nine month period ended September 30, 2000 and 62% of revenues for the same period in 1999 were from licenses, all of which were from the Lightning Rod Interaction Manager product. Revenue from licenses for the nine month period ended September 30, 2000 decreased by 68% compared to the same period a year ago. Revenues from services decreased from $700,000 during the nine month period ended September 30, 1999 to $268,000 during the same period in 2000, a 62% decrease. Approximately 42% of revenues for the nine month period ended September 30, 2000 and 38% of revenues for the same period in 1999 were from services. Despite the increased resources available to the Company since the completion of the Merger and the private placement discussed above in Note 1 to the Financial Statements, revenues have not increased to the levels anticipated by management due primarily to the longer sales cycles as more fully discussed above.

COST OF REVENUES
LROD's cost of revenues is composed primarily of: 1) the costs of product materials such as manuals, diskettes, CD-ROMS, and packaging; 2) the cost of servers and related peripheral equipment used by customers to run the Lightning Rod Interaction Manager product and warehouse data; and 3) the labor required to install, implement and support the solution for customers.

In 1999, the Company began requiring customers to provide the necessary servers needed to run the Company's software rather than bundling that equipment into the Company's licensing arrangements. The Company still provides a component board as part of its licensing of new installations at end users sites. As a result of this change, material costs resulting from servers and related peripheral equipment have been significantly reduced since the second half of 1999 and will likely continue to remain at nominal levels.

Three and Nine Month Periods Ended September 30, 1999 and 2000: Total cost of revenues, as a percentage of revenues, declined slightly, from 72% to 71%, for the three month period ended September 30, 1999 as compared to the same period in 2000. Total cost of revenues, as a percentage of revenues, increased from 52% for the nine month period ended September 30, 1999 to 132% for the same period in 2000. This percentage increase for the comparable nine month periods mainly reflects increases in the number of customer service staff and travel costs, the decline in revenues, and the costs of supporting our customer base.

SALES AND MARKETING
Three Month Periods Ended September 30, 1999 and 2000: Sales and marketing expenses increased from $351,000 for the three month period ended September 30, 1999 to $686,000 for the same period in 2000, a 96% increase. Sales and marketing expenses as a percentage of revenues increased from 72% for the three month period ended September 30, 1999 to 202% for the same period in 2000. This percentage increase is primarily a function of lower revenues, on the one hand, and increased resources directed at sales and marketing efforts, on the other hand.

Nine Month Periods Ended September 30, 1999 and 2000: Sales and marketing expenses increased from $1,409,000 for the nine month period ended September 30, 1999 to $1,805,000 for the same period in 2000, a 28% increase. Sales and marketing expenses as a percentage of revenues increased from 76% for the nine month period ended September 30, 1999 to 282% for the same period in 2000. This percentage increase is, again, primarily a function of lower revenues and increased resources directed at sales and marketing efforts.

RESEARCH AND DEVELOPMENT
Three Month Periods Ended September 30, 1999 and 2000: Research and development expense increased from $291,000 for the three month period ended September 30, 1999 to $820,000 for the same period in 2000, a 182% increase. Research and development expenses as a percentage of revenues increased from 59% for the three month period ended September 30, 1999 to 241% for the same period in 2000. This percentage increase is primarily due to management's decision to invest in development efforts directed at the Lightning Rod Interaction Manager product and to lower revenues.

Nine Month Periods Ended September 30, 1999 and 2000: Research and development expense increased from $735,000 for the nine month period ended September 30, 1999 to $1,676,000 for the same period in 2000, a 128% increase. Research and development expenses as a percentage of revenues increased from 40% for the nine month period ended September 30, 1999 to 262% for the same period in 2000. This percentage increase is, again, primarily due to increasing development efforts directed at the Lightning Rod Interaction Manager product and to lower revenues.

GENERAL AND ADMINISTRATIVE
General and administrative expenses are composed principally of salaries of administrative and support personnel, fees for legal and accounting services, depreciation and amortization, and facilities expenses.

Three Month Periods Ended September 30, 2000 and 1999: General and administrative expenses increased from $449,000 for the three month period ended September 30, 1999 to $567,000 for the same period in 2000, a 26% increase. General and administrative expenses in the three month period ended September 30, 2000 included a $31,000 non-recurring charge relating to the relocation of the Company's offices. Absent this one-time moving expense, general and administrative expenses increased by 19% in the three month period ended September 30, 2000 compared to the same period in 1999. As a percentage of revenues, general and administrative expenses increased from 92% for the three month period ended September 30, 1999 to 167% for the same period in 2000. This percentage increase is primarily related to increased costs incurred for hiring and retaining development, sales and marketing personnel, managing the Company's financial reporting requirements as a public entity and to lower revenues.

Nine Month Periods Ended September 30, 2000 and 1999: General and administrative expenses increased from $1,373,000 for the nine month period ended September 30, 1999 to $1,770,000 for the same period in 2000, a 29% increase. As a percentage of revenues, general and administrative expenses increased from 74% for the nine month period ended September 30, 1999 to 277% for the same period in 2000. Again, this percentage increase is primarily related to increased costs incurred for hiring and retaining development, sales and marketing personnel, managing the Company's financial reporting requirements as a public entity and to lower revenues.

NET INTEREST EXPENSE / INCOME
Three Month Periods Ended September 30, 2000 and 1999: Net interest income changed from a net expense of $290,000 for the three month period ended September 30, 1999 to net income of $19,000 for the same period in 2000, a 107% change. This change is primarily due to decreases in interest expense and increases in interest income resulting from a significant reduction in debt as a result of the Company's Merger and the receipt of proceeds resulting from the Company's Merger and private placement of common stock.

Nine Month Periods Ended September 30, 2000 and 1999: Net interest expense decreased from $572,000 for the nine month period ended September 30, 1999 to $44,000 for the same period in 2000, a 92% decrease. This decrease is primarily due to decreases in interest expense and increases in interest income resulting from a significant reduction in debt as a result of the Company's Merger, and the receipt of proceeds resulting from the Company's Merger and private placement of commom stock.

LIQUIDITY AND CAPITAL RESOURCES
Atio began seeking equity financing from institutional investors in March 1999. To finance its operations while it was seeking this financing, Atio obtained a $1,350,000 credit line and issued warrants to the participants of the lender. Nevertheless, Atio's equity financing efforts were impaired by market conditions and Atio's deteriorating financial condition. Atio terminated its equity financing efforts in August 1999. Because Atio was unable to obtain equity financing, Atio went into default under a credit agreement to which it was a party. Atio was forced to significantly scale back the scope of its operations starting in August 1999 because of the unavailability of further financing.

Atio began negotiation of an agreement with CESH in September 1999, and reached preliminary agreement in October with respect to a proposed business combination. As part of this preliminary agreement, Atio received short-term financing of $150,000 from one of its two largest shareholders and a commitment of its other largest shareholder to continue to fund its development efforts. Atio also received a limited amount of financing from CESH at this time in the form of secured promissory notes. Atio also entered into a preliminary agreement, which was conditioned on the closing of the Merger, to restructure its credit agreement. As a result of this preliminary agreement, and the closing of the Merger, the credit agreement's maturity date was extended to June 30, 2001, and LROD issued shares of its common stock to participants in the credit agreement in exchange for certain of their warrants to purchase Atio common stock.

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

In addition to the funds discussed above, as part of the Merger LROD received a note for approximately $510,000 from Venturian Software, Inc. ("Venturian"). This note represented Venturian's agreement to purchase an additional 78,666 LROD shares. This note was paid in full, and 78,666 LROD shares were accordingly issued, on June 30, 2000.

Additionally, under the Merger Agreement, LROD is currently holding as collateral 314,062 LROD shares owned by Atio Pty to secure Atio Pty's commitment to purchase an additional 314,062 shares of LROD common stock at $6.48 per share ($2,035,000 in the aggregate). Atio Pty's commitment was partially satisfied through providing financial support to LROD's product development team in South Africa prior to the team's relocation to the United States in mid 2000. The balance of the commitment was scheduled to be paid by May 31, 2000. It has not been paid as of the date of this report. LROD is currently working with Atio Pty to reconcile the balance of this commitment. The Company's ability to collect the balance of the commitment is currently uncertain.

The Company's capital resources at September 30, 2000, consisting primarily of $4.3 million in cash and cash equivalents, are being used for marketing, sales, product development, professional services, and expansion of infrastructure.

During the third quarter, changing market conditions negatively affecting the Company and its customers, including tighter financial markets, impaired the Company's ability to generate sales at the rate that it originally expected. These difficult market conditions caused a number of the Company's most significant sales prospects to reduce capital expenditures and to delay purchase commitments for the Company's products and services. These difficult market conditions have also caused some of the Company's sales prospects to question the Company's ability to meet future commitments relative to its products and services. Additionally, a proliferation of software products represented by the Company's competitors to be similar to the Company's products has caused confusion in the market that has resulted in a slower adoption of the Company's technology. The foregoing factors, combined with the significant relative resources and financial strength of many of the Company's competitors, have contributed to a significant lengthening of the sales process.

If the factors negatively impacting the Company's sales efforts continue, or if the Company is otherwise unable to significantly accelerate and increase its sales, the Company will need to obtain additional financing, restructure, consolidate or seek other strategic alternatives no later than the early part of 2001. The Company is considering all such alternatives at this time.

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

  (27)  Financial Data Schedule

(b) Reports on Form 8-K

On July 25, 2000, LROD filed an amended report on Form 8-K, amending an 8-K report filed on May 15, 2000, as amended on June 9, 2000, reporting (i) the completion of its Merger with Atio and describing the business of LROD subsequent to the Merger, (ii) the change in its certifying accountants, (iii) changes in its directors and officers, (iv) the closing of its private placement and (v) the change in its fiscal year, and filing the following financial statements of businesses acquired:

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

         (b) Financial statements of Atio Corporation USA, Inc.:

                  - Unaudited Balance Sheets as of March 31, 2000 and March 31,
                       1999
                  - Unaudited Statements of Operations for the three months
                       ended March 31, 2000 and March 31, 1999
                  - Unaudited Statements of Cash Flows for the three months
                       ended March 31, 2000 and March 31, 1999

         (c) Pro Forma Financial Information:

                  - Unaudited Pro Forma Combined Balance Sheet at December 31,
                       1999
                  - Unaudited Pro Forma Combined Summaries of Operations for the
                       three months ended December 31, 1999 and the year ended September 30, 1999
                  - Notes to Unaudited Pro Forma Combined Balance Sheet and
                       Summaries of Operations
                  - Unaudited Pro Forma Combined Balance Sheet as of March 31,
                       2000
                  - Unaudited Pro Forma Combined Summary of Operations for the
                       three months ended March 31, 2000
                  - Notes to Unaudited Pro Forma Combined Balance Sheet and
                       Summaries of Operations

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTNING ROD SOFTWARE, INC.
(Registrant)


     Signature                      Title                               Date


     /s/ Willem J. Ellis                                        November 3, 2000
_________________________          President, Chief Executive    ______________
        (Willem J. Ellis)          Officer, and Director


     /s/ Jeffrey D. Skie                                        November 3, 2000
_________________________          Executive Vice President      ______________
        (Jeffrey D. Skie)          and Chief Financial Officer

EXHIBIT INDEX


Exhibit
Number Description


27       Financial Data Schedule