Form 10KSB
period 2000-12-31
LIGHTNING ROD SOFTWARE INC
filed 2001-04-02
CIK 866283

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                          Commission File No.: 0-18809

                          Lightning Rod Software, Inc.
           (Name of Small Business Issuer as specified in its charter)

         Delaware                                           41-1614808
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)

                   5900 Green Oak Drive, Minnetonka, MN 55343
               (Address of principal executive offices)(Zip Code)

         Issuer's telephone number, including area code: (952) 837-4000

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --    --

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year:  $690,165

The aggregate market value of the Common Stock held by shareholders other than officers, directors and holders of more than 5% of the outstanding stock of the Registrant as of March 29, 2001 was approximately $2,979,000 based upon the closing price of the Registrant's Common Stock on such date.

There were 3,286,882 shares of Common Stock outstanding as of March 30, 2001.

                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                  NONE

Transitional Small Business Disclosure Format (check one).  Yes     No
                                                                ---    ---

================================================================================

                          LIGHTNING ROD SOFTWARE, INC.

                                TABLE OF CONTENTS

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR YEAR ENDED DECEMBER 31, 2000



                                                                          Page
                                                                          ----
                           PART I
                           ------

Item 1:  Description of Business                                            2
Item 2:  Description of Property                                           11
Item 3:  Legal Proceedings                                                 12
Item 4:  Submission of Matters to a Vote of Security Holders               12

                           PART II
                           -------

Item 5:  Market for Common Equity and Related Stockholder Matters          13
Item 6:  Management's Discussion and Analysis or Plan of Operation         13
Item 7:  Financial Statements                                              19
Item 8:  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                           33

                           PART III
                           --------

Item  9:  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act             34
Item 10:  Executive Compensation                                           36
Item 11:  Security Ownership of Certain Beneficial Owners and Management   38
Item 12:  Certain Relationships and Related Transactions                   39
Item 13:  Exhibits and Reports on Form 8-K                                 39

Signatures                                                                 41

                                     PART I
                                     ------

     The following contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. Lightning Rod Software Inc.'s actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

     In accordance with a certain merger agreement dated December 28, 1999, as amended on February 15, 2000 ("Merger Agreement"), Atio Corporation USA, Inc., a Minnesota corporation ("Atio") merged (the "Merger") with and into CE Software Holdings, Inc., a Delaware corporation ("CESH"), effective as of April 28, 2000. In conjunction with the Merger, CESH (the surviving corporation) changed its name to Lightning Rod Software, Inc. (hereafter "LRS" or "Company" or "Registrant").

     Immediately prior to consummation of the Merger, CESH spun off CE Software, Inc. ("CSI"), its wholly owned operating subsidiary, by declaring and paying a dividend of one share of CSI Common Stock for each outstanding share of CESH Common Stock. Substantially all of the business operations of CESH were conducted through CSI prior to this spin-off. Based principally on the fact that the officers, directors and operating activities of Atio became the officers, directors and operating activities of CESH after the Merger, the Merger was accounted for as a reverse acquisition, and the financial statements of Atio became the financial statements of LRS.

General

     LRS develops and markets proactive customer service software that personalizes on-line customer interaction experiences and builds on-line customer loyalty. LRS's software solutions, named Lightning Rod Interaction Manager(TM), help companies that conduct business on the Internet (referred to as "e-Businesses") improve customer interactions and loyalty by anticipating customer needs and providing superior, real-time customer service responses. By using Lightning Rod Interaction Manager(TM), e-Businesses are able to deliver responsive, personalized customer service via customers' preferred communications medium, including Web callback, chat, e-mail, Web collaboration, Voice over IP (VoIP), fax and telephone. Lightning Rod Interaction Manager's(TM) unique ability to enable customer service anytime, anywhere, via a variety of media, gives e-Businesses a competitive edge in their marketplaces. In addition, e-Businesses using Lightning Rod Interaction Manager(TM) often experience greater operational effectiveness due to Lightning Rod Interaction Manager's(TM) ability to categorize customer interactions and route them to the most appropriate customer-service representative (CSR), as well as faster customer service software implementation since Lightning Rod Interaction Manager(TM) easily integrates with legacy technologies.

     Since the Merger, the Company has experienced substantial difficulty in successfully marketing its software and services to prospective customers. This difficulty has been driven in part by increasingly difficult market conditions, including tighter financial markets, negatively affecting the economy in general and e-Businesses in particular, including the Company and certain of its prospective customers. The Company's relatively small size and limited financial and personnel resources have caused a substantial number of the Company's prospective customers to express doubt regarding the Company's ability to meet future commitments relative to its software and services. Similarly, changing market conditions have caused some prospective customers to reduce capital expenditures, delaying purchase commitments for the Company's software and services. Additionally, the Company believes that a proliferation of software represented by the Company's competitors to be similar to the Company's software has created confusion in the market that has resulted in a slower adoption of the Company's software. The foregoing factors, combined with the significant relative resources and financial strength of many of the Company's established and diversified competitors, have contributed to a significant lengthening of the sales process and a significant decline in revenues.

     As a result of the foregoing difficulties, the Company's revenues declined 67% for its most recent fiscal year, from approximately $2.1 million for the period ended December 31, 1999 to approximately $690,000 for the same period in 2000. The Company's independent auditors have noted in their audit opinion for the fiscal year ended December 31, 2000 that the Company's current financial position and ability to generate future revenues create substantial uncertainty regarding the Company's ability to continue as a going concern in the future.

     The Company's declining revenues resulted in a restructuring of the Company's workforce and its marketing strategy. In December 2000, the Company eliminated substantially all of its sales and marketing personnel in order to conserve the Company's limited financial resources. Eleven employees were laid off as a result of this restructuring. A substantial number of the Company's remaining non-executive personnel are employed to further the Company's software development efforts regarding its software. In the near term, the Company expects that it will reduce further the number of its employees as it continues to restructure and refocus its ongoing operations. Total expenses related to this restructuring related to severance pay and were approximately $120,000, all of which was paid in December 2000.

     As a result of the Company's decision to eliminate substantially all of its sales and marketing staff, the Company currently relies almost exclusively upon reseller agreements with strategic partners to generate revenue. The Company believes that by attempting to retain its development and professional staff, it will be able to continue to maintain relationships with strategic partners who will resell the Company's software. The Company will then be able to focus on developing future enhancements to its software, as well as providing professional support services to its resellers and their customers.

     The Company believes that by entering into agreements with strategic partners that will actively market and sell all or certain components of the Company's Lightning Rod Interaction ManagerTM software solution, the Company will more successfully compete with larger competitors, and will increase potential customer's confidence in the Company's ability to provide future support and enhancements for its software. In addition, the Company's goal is to expand the nature of its relationships with strategic partners so as to be able to develop and "bundle" future software products and services that the Company may develop.

Recent Development

     On March 2, 2001 the Company entered into a strategic agreement with Dialogic Corporation ("Dialogic"), a subsidiary of Intel Corporation, whereby Dialogic licensed the Company's Lightning Rod Interaction ManagerTM software. In the near term, substantially all of the Company's revenues will be derived from, or be a result of, the Company's agreement with Dialogic.

     Under the terms of the agreement, the Company will receive a license fee equal to 50% of the license fee received by Dialogic from sublicensees or other customers, subject to certain minimum and maximum levels. The Company has also agreed to provide, for a monthly fee of $100,000 retroactive to January 28, 2001, consulting and development services to Dialogic as part of the sales, marketing, development and implementation of the Company's software. As a result, substantially all of the Company's development efforts will be allocated to Dialogic, which will substantially restrict the Company's ability to provide development and support services to other customers and strategic partners.

Under the agreement, Dialogic will own exclusive rights to all future improvements or modifications that it develops for Lightning Rod Interaction ManagerTM, but will be required to pay license fees with respect thereto unless Dialogic opts for a fully paid-up license.

     The Company has also agreed to grant Dialogic, subject to mutual agreement of final terms, an option, exercisable until August 1, 2001, to convert its royalty-based license into a fully paid-up license by paying a one-time license fee of an additional two million dollars ($2,000,000). Under the fully paid-up license, Dialogic would license the Company's Lightning Rod Interaction Manager(TM) software, exclusive of the PowerAgent contact center desktop application software, and the Company will provide Dialogic with ongoing development and consulting services. The PowerAgent contact center desktop application software is necessary for individual users to effectively access and utilize the Company's universal queuing and routing technology. To avoid creating or locating alternative software solutions, licensees of the Company's technology from Dialogic will generally need to purchase from the Company the PowerAgent contact center desktop application software in order to utilize the Lightning Rod Interaction Manager(TM) software solution. It is anticipated that if Dialogic exercises this option, Dialogic would also have the right to hire as its own employees substantially all of the Company's software development team to support Dialogic's future development of the Company's universal queuing and routing technology. If Dialogic hires substantially all of the Company's development team, the Company's ability to develop its own future innovations regarding Lightning Rod Interaction ManagerTM, or any other new software solutions, will be severely limited until such time (if at all) as the Company can significantly grow its revenues through its own direct efforts or through strategic partners other than Dialogic, and thereby again expand its development team. There can be no assurance that the Company will be successful in efforts to increase or sustain any increases in its revenue base, whether resulting from Dialogic or other sources.

Industry Background

     With the widespread adoption of the Internet as a business resource, new businesses enter and reshape established markets virtually overnight. In this environment, most companies' customers have a variety of purchasing options and are only a click away from the competition. As a result, businesses need to be closer and more responsive to their customers than ever before. Whether a company is a Fortune 500 enterprise or a newly established Internet-based business, the ability to provide a high quality customer experience, and thus to establish long-term customer relationships and loyalty, is more important than ever. In fact, for many e-Businesses, superior customer service and the brand reputation that results are becoming key competitive advantages.

     Until recently, most customer communications took place in person, by telephone or by letter. In order to respond to these types of customer inquiries more effectively, many companies invested substantial resources in expensive call centers and traditional direct marketing initiatives. Call centers typically served marketing or customer service functions, employed costly technology and did not scale effectively. Traditional direct marketing is typically expensive and not effective in terms of conversion and response rates. With the advent of the Internet and the proliferation of e-mail, the manner in which businesses communicate with their customers and with other businesses has undergone a fundamental change: customers are now demanding that businesses be accessible and communicate online.

     Given the emerging shift to online customer interaction, traditional customer relationship management ("CRM") software products do not address the fundamental CRM requirements of e-Businesses. The Gartner Group estimates that companies will receive 25% of all inquiries from customers and business partners via e-mail and web-based forms by 2001, so the incorporation of these new online communications channels is critical to continued success. However, most companies remain unprepared to address the dramatic growth of e-mail and web-based communications. Various surveys of companies with content, consumer brands, travel, retail and financial services web sites have found that significant numbers of the surveyed companies' web sites took longer than five days to reply to e-mail inquiries, never replied or were not accessible by e-mail.

     There can be negative consequences for an e-Business if it fails to manage online customer communications effectively. These consequences can include loss of customers, increased difficulty in acquiring new customers and a deterioration of competitive position. In addition, e-Businesses face higher operating and information technology costs without efficient and reliable management of online customer communications. Perhaps most significantly, e-Businesses may lose the opportunity to take advantage of new revenue-generating opportunities by failing to capitalize upon the wealth of information conveyed through online customer communications.

     The Company believes that in order for e-Businesses to compete effectively in today's rapidly changing environment, they must differentiate themselves by providing the highest quality customer experience in a cost-effective manner. To accomplish this, e-Businesses require a software solution that:

     o Enables personalized, online customer interaction that is timely, relevant and specific to the needs of the customer;

     o Reduces operating and information technology costs while integrating with existing e-Business and legacy systems and databases across multiple departments;

     o Broadens the opportunities for revenue generation through the extraction, analysis and management of the valuable information contained within online customer interactions; and

     o    Is scalable to allow for future growth.

Lightning Rod Software Technology and Services

     Lightning Rod Interaction Manager(TM) (formerly known as "CyberCall"(R)) has been developed to respond to these new customer service demands and has been successfully deployed in both business-to-business and business-to-customer applications. Lightning Rod Interaction Manager(TM) is an integrated, modular, scalable, all-media customer interaction solution that can be tailored to meet specific e-business customer service center requirements. The base of the Lightning Rod Interaction Manager(TM) system is the Interaction Gateway. This multimedia "traffic cop" interfaces with e-Business systems and handles the prioritization, routing and queuing of all types of interactions independent of the communications media. Telephone calls, e-mails, faxes, Web callback requests, Web chat and collaboration, interactive voice response (IVR) and VoIP interactions are all handled in the same manner, based on a company's particular business process requirements. Lightning Rod Interaction Manager(TM) can be configured with one or more of the media-access modules and interaction processing modules.

Lightning Rod Interaction Manager(TM)Highlights:
-----------------------------------------------

     o All-media: Lightning Rod Interaction Manager(TM) provides customers with a choice of communications media -- telephone, e-mail, fax, Web callback, Web chat and collaboration, IVR and VoIP -- on one integrated platform.

     o Quick Deployment: Lightning Rod Interaction Manager(TM) is an integrated software solution that can be deployed quickly to allow a fast return on a customer's investment.

     o Modular: Lightning Rod Interaction Manager(TM) can be configured to fit the needs for access media and interaction handling capabilities of most e-businesses.

     o Scalable: Lightning Rod Interaction Manager(TM) scales from as few as ten and up to hundreds of CSR's per system. Multiple sites can be networked to support decentralized customer service centers.

     o Reporting: Lightning Rod Interaction Manager(TM) allows for real-time and historical reporting of all customer service center metrics for all media types, thereby resulting in comprehensive and meaningful management data.

     o Open Standards: Lightning Rod Interaction Manager(TM) is built upon open standards for easy integration with e-commerce, data warehouse, back-office and business applications. Supported standards include OLE, DDE, ActiveX for data, and S.100 for voice processing resources.

     o Open Systems: Lightning Rod Interaction Manager(TM)is built to operate on Microsoft Windows NT Server and SQL Server.

     o Switch Independent: Lightning Rod Interaction Manager(TM)integrates with most telephone switches through a variety of interfaces.

     Lightning Rod Interaction Manager(TM) is licensed to end customers for a one-time license fee based in part upon the number of simultaneous users and modules of Lightning Rod Interaction Manager(TM) required by the end customer. Module prices for larger configurations are significantly lower on a per-user basis. Additional charges include services, maintenance, software upgrade, and third party components.

     The Company released version 4.2 of the Lightning Rod Interaction Manager(TM) technology in December 2000. Significant additions to the software included the addition of a Knowledge Manager which manages and tracks the complete interaction history across all media types and a Collaboration tool that allows CSR's to interact as sales or service assistants with visitors to a website by pushing pages to their browser and aiding in the completion of the online process. Previous releases of the software include: CyberCall 3.0 in September 1998, which introduced the first all-media version of the software.

     CyberCall was developed by Atio (Pty) starting in 1993. In 1997, the software that comprises CyberCall and ATIO's management were combined with Venturian Software Enterprises, Inc., a Minnesota corporation formed in October 1992. Venturian Software Enterprises, Inc. changed its name to Atio Corporation USA, Inc. in November 1997.

Markets and Distribution

     The Company believes that the strongest market for its software exists in the e-Business arena with customer contact operations between 10 and 250 CSRs. The Company believes that this market segment has much greater growth potential than the higher end of the market. Within this target category, the Company initially specifically targeted e-Businesses spanning multiple vertical markets, including, but not limited to, retail financial services, healthcare, manufacturing, travel and retail apparel.

     The Company originally focused its efforts on several identified target sectors. These were:

     o    Niche e-tailing.
     o    On-line brokerages.
     o    e-customer service providers.
     o    On-line entertainment, i.e. CDs, music, etc.
     o    Niche on-line service providers.

     These sectors were originally identified because they have the following key attributes that the Company believed would allow it to provide the greatest value:

     o    Customer service is a strategic differentiator.

     o    New entrants can compete with superior customer service.
     o    Its focus is business to consumer.
     o Substantial market share can be obtained, but sector is not too large to get lost among competitors.
     o    No competitor currently dominates the sector.

          The Company initially distributed its software through both direct sales efforts and strategic reseller partnerships.

Direct Sales Efforts

     The Company's original sales and marketing strategy mainly involved its professional services group partnering with original equipment manufacturers ("OEMs") and value-added resellers ("VARs") to provide turnkey solutions that include all hardware, software and training required to successfully deploy Lightning Rod Interaction Manager(TM). The implementation methodology applied by this group included pre-installation customer interaction assessment and return on investment analysis, design, configuration of solutions and integration with existing third-party front office applications. Once the professional services group developed a clear understanding of customer needs and objectives, the professional services organization then managed the implementation, integration, training, maintenance and follow-up support of the Lightning Rod Interaction Manager(TM) system.

     As a result of the Company's inability to successfully implement its direct sales and marketing efforts on a widespread scale, due in large part to tightening financial markets affecting e-Businesses in particular, increased competition and potential customers' concern regarding the Company's financial strength and ability to satisfy future obligations, in December 2000 the Company eliminated substantially all of its direct sales and marketing staff in order to reduce costs and conserve financial resources.

Strategic Reseller Partnerships

     The Company's decision to eliminate substantially all of its direct sales and marketing staff has caused the Company to become entirely dependent upon its strategic partners to market its software and generate revenue opportunities. However, by using this indirect sales methodology, the Company believes that the time-to-market for its software can be greatly compressed, and the use of its software greatly expanded.

     Strategic partners that are currently licensed to sell the Lightning Rod Interaction Manager(TM) software include:

     o    Dialogic (a division of Intel Corp.)
     o    Syntegra (a subsidiary of British Telecom)
     o    Atio Pty (A South African company)
     o    Norstan o MiTech AMS Ltd.
     o    NextClick Partner Network

The Company currently believes that essentially all of its revenue will result from, or through, the Company's strategic relationship with Dialogic. See "Recent Development" for a more complete description of the Company's agreement with Dialogic, and "Capital and Liquidity" for a more complete discussion of the Company's current financial condition.

Customers

     The Company currently has over 20 customers spanning the United States and South Africa. These customers include the following innovative e-Businesses:
Stockwalk.com, e-style.com, Invacare,

Gage Marketing, State Capitol Credit Union, Newmed and Messania. One customer accounted for 43% and a second customer accounted for 20% of the Company's total revenues in 2000. In 1999, one customer accounted for 28% and a second customer accounted for 19% of the Company's total revenues. The same customer that accounted for 43% of the Company's total revenues in 2000 accounted for 19% of the Company's total revenues in 1999.

Competition

     The e-Business and computer software industries are characterized by rapid technological advances, changes in customer requirements and frequent new software introductions and enhancements, which is expected to continue. The Company's competitors include many independent software vendors that have financial, marketing, and technological resources far in excess of those of the Company. Certain of these include Genesys (a division of Alcatel), Apropos Technology, Kana Communications, Interactive Intelligence, Cisco, Cellit and eGain Communications. The Company also faces significant competition from large switch vendors, such as Nortel and Aspect.

     The Company's future success will depend in large part upon the Company's strategic partners' ability to market its products. The Company believes that its agreement with Dialogic can improve the Company's ability to compete with its larger competitors, and increase potential customers' confidence in the Company's ability, in participation with Dialogic, to meet future obligations with regard to its software.

     The Company believes that the principal competitive factors in the market include product features and functions, ease of understanding and operating the software, product reliability, price/performance characteristics, name recognition, and availability and quality of support and training services. Price competition is also becoming an increasing factor in the computer software market, and could, in turn, be expected to increase pressures on profit margins in the future.

     Although the Company believes its software is well suited to support e-commerce, the Company believes that its Lightning Rod Interaction Manager'sTM competitive attributes will require future enhancement as its users' requirements mature and e-commerce business practices further develop. Any failure by the Company or its strategic competitors' to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in software development or introduction, could result in a loss of competitiveness and revenues. There can be no assurance that the Company or its strategic partners will be successful in developing and marketing new software or software enhancements on a timely basis, if at all, and the failure to do so could have a material adverse effect on its results of operations.

Sources and Availability of Raw Materials

     The Company's Lightning Rod Interaction Manager(TM) runs on the Microsoft Windows NT platform using a SQL Server database. In addition, the Company uses Dialogic's CT Media hardware and software exclusively to manage the voice processing for its software.

     The Company embeds software licensed from Dialogic Corporation into its software system for sale to end-users. The Company has the right to sublicense such software, as embedded into its software, to its customers. Dialogic Corporation is currently the only supplier of the voice-processing boards that are necessary for the operation of Lightning Rod Interaction Manager(TM). If Dialogic becomes unable or unwilling to continue to manufacture and supply these voice-processing boards in the volume, price and technical specifications we require, then we would have to adapt our software to a substitute supplier. Introducing a new supplier of voice-processing boards could result in unforeseen additional software development or customization costs and could also introduce hardware and software operating or compatibility problems. These problems could affect the Company's ability to market its software in a timely manner, be costly to correct or damage our reputation in the markets in which we operate, and could have a material adverse effect on our business, financial condition or results of operations.

     Lightning Rod Interaction Manager(TM) currently runs on Microsoft Windows NT servers only. Our software uses other Microsoft technologies, including Microsoft SQL Server. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current software. Although we believe that Microsoft technologies will continue to be widely used by businesses, we cannot assure you that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that we do not currently support. In addition, our software must continue to be compatible with new developments in Microsoft technologies.

     The Company also embeds license-monitoring software developed by Rainbow Technologies in its software to monitor license-use compliance under individual license agreements that are established and resold with each installation of the software. The Company also embeds technology from DART Communications under a similar "per occurrence" arrangement for e-mail related software code used in its products.

Patents, Trademarks, Etc.

     The Company regards its software as proprietary and attempts to protect it with copyrights, trade secret laws, and internal nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into its software license agreements. The Company licenses its software to customers rather than transferring title. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's software or to obtain information that the Company regards as trade secrets. Computer software generally can be patented only with difficulty, and existing copyright laws afford only limited practical protection. Policing unauthorized use of such a broadly disseminated product as computer software is difficult, and software piracy can be expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets. However, because of the rapid pace of technological change in its industry, such protections are less significant than factors such as knowledge, ability, and experience of the Company's employees, frequent software enhancement, and the timeliness and quality of Company support services.

     Intel Corporation acquired Dialogic Corporation in 1999. While Intel Corporation does not currently offer its own software that competes with Lightning Rod Interaction Manager(TM), Intel Corporation could potentially develop a competitive or superior product or attempt to affect our current relationship with Dialogic Corporation. However, the Company recently entered into a licensing agreement with Dialogic that allows Dialogic to resell Lightning Rod Interaction Manager(TM) to its customers. While this agreement somewhat reduces the risk that Intel will develop its own competitive product, the Dialogic agreement does not completely eliminate the risk to the Company.

     The Company owns, in accordance with an agreement with Atio International, Inc., all right, title and interest in and to the Lightning Rod Interaction Manager(TM) software and claims copyright and trade secret rights therein.

     Lightning Rod Interaction Manager(TM) software was initially developed by Atio (Pty) out of South Africa, but was subsequently transferred to Atio International in 1997. Development personnel located in South Africa and in the United States have continued to enhance the software since 1997, with all development work being conducted in the United States since August 2000. The Company maintains a current copy of the source code offsite and only releases to its customers a commercial release in object code form.

     The Company has endeavored to have each of its employees execute nondisclosure and intellectual property assignment agreements.

     As discussed, the Company distributes the software in assembled (object code) form only, except that the Company provided one copy of the source code to Siemens Business Communications, Inc. pursuant to an OEM Agreement with Siemens dated March 2, 1998, which has since been cancelled. Also, as part of the Company's agreement with Dialogic, a copy of the source code was delivered to Dialogic and

Dialogic has the right to modify that source code as it deems necessary. In addition, Atio (Pty) deposited a copy of the source code with an escrow agent pursuant to a source code escrow agreement with Nedcor Bank of South Africa.

     The Company entered into a licensing agreement with Dialogic in the first quarter of 2001 (see "Recent Development").

     All of the Company's assets, including its intellectual property, are subject to security interests held by the various parties to the secured debt.

     The Company currently holds a variety of trademarks, trademark applications, trade names and registered copyrights but does not have exclusive rights to the use of "Lightning Rod" as a trade name. The Company has agreed to transfer, effective as of the date of the Merger, all of its rights in the former "ATIO" name to Atio International.

     The Company filed a patent application with the U.S. Government Patent Office for its "System with Multi-media Real Time Queue Monitor" on December 2, 1999.

Government Approvals

     The Company's operations and operating results are not significantly impacted by any Government approvals at this time.

Effect of Governmental Regulations

     The Company's operations and operating results are not significantly impacted by any Government regulations at this time.

Research and Development

     The Company's future financial performance will depend, in part, on the successful development and introduction of new software, enhanced versions of existing software and customer acceptance of such software. In the future, there can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful development of, or marketing of, new software and/or enhancements of existing software. There also can be no assurance that such software will yield positive results or that such results can be obtained on a timely basis or without the expenditure of substantial funds.

     As part of the Company's agreement with Dialogic, a substantial portion of the Company's software development staff has been devoted to work being performed in conjunction with Dialogic. As such, the Company has limited development resources to devote to other projects at this time. In addition, in accordance with a right the Company has preliminarily agreed to grant to Dialogic, Dialogic will have the ability to hire as its own employees substantially all of the Company's development team to support Dialogic's future development of the software that the Company has licensed to it. If Dialogic hires substantially all of the Company's development team, the Company's ability to develop its own future innovations with regard to Lightning Rod Interaction ManagerTM will be severely limited until such time (if at all) as the Company can significantly grow its revenues through its own direct efforts or through strategic partners other than Dialogic, and thereby expand its development team.

     During fiscal years 2000 and 1999 the Company spent approximately $2,252,000 and $1,088,000, respectively, on product development and enhancement activities, representing approximately 326% and 52%, respectively, of revenues in each of these periods.

Effect of Environmental Regulation

     The Company's operations and operating results are not impacted by any environmental regulations at this time.

Employees

     As of December 31, 2000, the Company employed 32 full-time equivalent employees (FTE's) and 37 total employees. As of March 22, 2001, the Company had 27 FTE's and 30 total employees. Part-time employees in total working an aggregate of a 40-hour workweek are considered one FTE.

Forward-Looking Statements

     This Annual Report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "target," "may," "will," "plan," "project," "should," "continue," or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


Risk Factors That May Affect Future Results

     The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following:
(i) the Company's reliance upon Dialogic with regard to its future revenues, including Dialogic's willingness to continue to license the Company's software and services and to opt for a fully paid-up license by August 1, 2001; (ii) the Company's ability, prior to approximately June 1, 2001, to receive additional financing or generate increased revenues (in addition to those attributable to Dialogic); (iii) the Company's ability to implement further cost saving efforts without too severely restricting the Company's ability to generate revenue and develop its software; (iv) the useful life of software once developed; (v) the Company's reliance on significant customers; (vi) declining prices of software;
(vii) uncertainty in consumer acceptance of the Company's software; and (viii) the Company's ability to protect its proprietary software against misappropriation. These and other risks, uncertainties and assumptions identified from time to time in the Company's filings with the Securities and Exchange Commission, could cause the Company's actual future results to differ materially from those projected in the forward-looking statements.

     The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed in the paragraph above.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's principal facility is a 20,000 square-foot office building that the Company sublet effective August 2000 in Minnetonka, MN. The sub-lease expires May 31, 2002. The Company currently believes that this space is adequate for its future business plans. Prior to August 2000, the Company sublet approx. 14,000 square feet of space in Minneapolis, MN.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the stockholders in the fourth quarter of fiscal 2000.

                                     PART II
                                     -------


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     As of December 31, 2000, there were 309 stockholders of record. The Company believes that it has approximately 2,300 beneficial stockholders. The Company has never paid cash dividends on its stock and anticipates it will retain any earnings for use in the growth and operation of its business. Under the Company's secured debt agreement, the parties to the debt require prior approval before any dividends can be paid.

     The Company's common stock trades on the Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol: LROD. The following table sets forth the range of high and low sales prices per share of common stock for the last two fiscal years as provided by Nasdaq.

             Quarter ended:                   Common stock
                                           High           Low
                                          -------------------
             December 31, 2000            $ 3.38       $ 0.19
             September 30, 2000             6.75         2.19
             June 30, 2000                 10.00         3.28
             March 31, 2000                16.50         6.38
             December 31, 1999             17.00         5.25
             September 30, 1999             8.00         4.19
             June 30, 1999                  7.00         3.13
             March 31, 1999                 5.00         3.25

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion of the Financial Condition and Results of Operations of the Company contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company's actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-KSB.

Overview
--------

     LRS derives its revenues from the sale of software licenses and from professional services including implementation, customization and maintenance. License revenue is recognized when the product has been delivered, the arrangement does not involve significant customization of the software, acceptance has occurred, the license fee is fixed and determinable and collection of the fee is probable. Service revenue includes revenues from maintenance contracts, implementation and customization services. Revenue from maintenance contracts is recognized ratably over the term of the contract. Revenue from implementation and customization services is recognized as the services are provided. Revenue under arrangements where multiple products or services are sold together is allocated to each element based on its relative fair value.

     The cost of license revenue includes royalties due to a third party for technology integrated into some of the Company's products, the cost of product documentation, the cost of the media used to deliver the products and shipping costs. Cost of service revenue consists primarily of personnel-related expenses, travel costs, equipment costs and overhead associated with delivering professional services to the Company's customers.

     Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. The Company classifies all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category, some expenditures, such as compensation, employee benefits, recruiting costs, equipment costs, travel and entertainment costs, and third-party professional services fees, occur in each of these categories.

     The Company charges the total costs for information services and facilities to general and administrative expense. These costs include rent and other facility-related costs for the corporate office, communication charges and depreciation expense for furniture and equipment.

     The Company had 32 FTEs as of December 31, 2000.

Operating Results:
------------------

Revenues:
---------

     Total revenues decreased by 67%, from $2,095,000 for the year ended December 31, 1999 to $690,000 for the year ended December 31, 2000, primarily as a result of decreased license revenue, which drove the reduction in services revenue. License revenue represented 54% of total revenues for the year ended December 31, 2000 and 59% of total revenues for 1999. Service revenue represented 46% of total revenues for the year ended December 31, 2000 and 41% of total revenues for 1999.

     License revenues decreased by 70%, from $1,244,000 for the year ended December 31, 1999 to $371,000 for the year ended December 31, 2000. This decrease in license revenue was due primarily to a lengthening sales cycle which was primarily driven by increasingly difficult market conditions, including tighter financial markets negatively affecting e-commerce companies, including the Company and certain of its prospective customers. The changing market conditions caused some prospective customers to reduce capital expenditures, delaying purchase commitments for the Company's software and services, and to express concern regarding the Company's ability to meet future commitments relative to its software and services. Additionally, a proliferation of software represented by the Company's competitors to be similar to the Company's software caused confusion in the market and has resulted in a slower adoption of the Company's software. The foregoing factors, combined with the significant relative resources and financial strength of many of the Company's competitors, contributed to a significant lengthening of the sales process.

     Service revenues decreased by 62%, from $851,000 for the year ended December 31, 1999 to $319,000 for the year ended December 31, 2000. Service revenues decreased primarily due to the fact that license revenues from resellers accounted for almost all of the licensing revenue recognized in the year. The absence of direct sales to end users of the Company's software in 2000 caused the steep decline in services revenue for the year.

Cost of Revenues

     Total cost of revenues decreased by 15%, from $1,256,000 for the year ended December 31, 1999 to $1,065,000 for the period ended December 31, 2000, primarily due to the reduction in cost of license revenue.

     Cost of license revenues includes third party software royalties, product packaging, documentation, production and delivery costs for shipments to customers. The cost of license revenues decreased by 93%, from $272,000 for the period ended December 31, 1999 to $19,000 in 2000, associated with the decrease in license revenues. As a percentage of license revenues, cost of license revenues was 5% in 2000 and 22% in 1999. The reduction in the percentage of the cost of license revenues year over year was due to the fact that in late 1999, the Company began requiring customers to provide the necessary servers needed to run the Company's software rather than bundling that equipment into the Company's licensing arrangements. The Company still provides a component board as part of its licensing of new installations at end users sites. As a result of this change, material costs resulting from servers and related peripheral equipment have been significantly reduced since the second half of 1999 and will likely continue to remain at nominal levels going forward.

     The cost of service revenues consists primarily of personnel and system costs incurred in providing customer support and with building the Company's customer service organization. Cost of service revenues increased by 6%, from $985,000 for the period ended December 31, 1999 to $1,046,000 for the period ended December 31, 2000. The growth in cost of service revenues was attributable primarily to an increase in personnel dedicated to support the Company's anticipated growth in number of customers and related recruiting and travel expenses. As a percentage of service revenues, cost of service revenues was 328% in 2000 and 116% in 1999. The Company anticipates that cost of service revenue will remain flat in absolute dollars, and, as a result of its more fixed nature, will vary as a percentage of service revenues as service revenues fluctuate.

Operating Expenses

     Sales and Marketing: Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows, and marketing collateral materials. Sales and marketing expenses increased by 29%, from $1,987,000 for the year ended December 31, 1999 to $2,568,000 for the year ended December 31, 2000. This increase was attributable primarily to the addition of sales and marketing personnel and higher marketing costs due to expanded promotional activities including advertising and trade show participation. As a percentage of total revenues, sales and marketing expenses were 372% for the year ended December 31, 2000 and 95% for the year ended December 31, 1999. This increase in sales and marketing expense as a percent of total revenues was due primarily to the decrease in total revenues over the periods compared, coupled with the increase in expenditures in this area year over year. The Company anticipates that sales and marketing expenses will decrease in absolute dollars, but will vary as a percentage of total revenues from period to period.

     Research and Development: Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing technology and quality assurance activities. Research and development expenses increased by 107%, from $1,088,000 for the year ended December 31, 1999 to $2,252,000 for the year ended December 31, 2000. This increase was attributable primarily to the addition of personnel associated with product development and related benefits, recruiting costs and relocation expenses. As a percentage of total revenues, research and development expenses were 326% for the year ended December 31, 2000 and 52% for the year ended December 31, 1999. This increase in research and development expense as a percent of total revenues was due primarily to the decrease in total revenues over the periods compared, coupled with the increase in expenditures in this area year over year. The Company expects to continue to make investments in research and development and anticipates that research and development expenses will decrease in absolute dollars, but will vary as a percentage of total revenues from period to period.

     General and Administrative: General and administrative expenses consist primarily of compensation and related costs for administrative personnel, legal, accounting, facilities, depreciation/amortization expense and other general corporate expenses. General and administrative expenses increased by 22%, from $1,915,000 for the year ended December 31, 1999 to $2,344,000 for the year ended December 31, 2000, due primarily to increased personnel, outside consultant support, facilities expenses and depreciation/amortization necessary to support the Company's growth efforts and newly public status. As a percentage of total revenues, general and administrative expenses were 340% for the year ended December 31, 2000 and 91% for 1999. This increase in general and administrative expenses as a percent of total revenues from 2000 to 1999 was due primarily to the decrease in total revenues over the periods compared, coupled with the increase in expenditures in this area year over year. The Company expects that general and administrative expenses will remain constant in absolute dollars over the next year, although the Company expects that these expenses will vary as a percentage of total revenues from period to period in the future.

Other Income (Expense)

     Other income (expense) consists primarily of interest earned on cash and short-term investments, offset by interest expense related to debt owed by the Company. The Company had net other expense of $25,000 for the year ended December 31, 2000 compared to net other expense of $629,000 for the year ended December 31, 1999, a 96% decrease. The decrease in net other expense was due primarily to lower interest expense associated with the lower debt balance for the Company in 2000 versus 1999 and by increased interest income earned on higher average cash balances in 2000.

Provision for Income Taxes

     The Company has incurred operating losses for all periods from inception through December 31, 2000, and therefore has not recorded a provision for income taxes. As of December 31, 2000 and 1999, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $18,000,000 and $10,616,000, respectively. These federal and state loss carryforwards are available to reduce future taxable income. The federal loss carryforwards expire at various dates beginning in the year 2012. The Company has recorded a valuation allowance for the full amount of its gross deferred tax assets, as the future realization of the tax benefit is not currently considered likely. Under the provisions of the Internal Revenue Code, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

Net Loss

     The Company's net loss was $7,564,000 and $4,780,000 for the years ended December 31, 2000 and 1999, respectively. The Company has experienced increases in its expenditures since its inception consistent with attempts to grow its revenue base. However, the Company anticipates that its expenditures will decrease in 2001 as compared to 2000 due to cost-saving efforts the Company has recently implemented.

     Because the Company's revenue has fallen in recent quarters, the Company cannot be certain that it will generate sufficient revenue to ever attain profitability. As of December 31, 2000, the Company had incurred accumulated losses of $20,672,000. As a result of the Company's past inability to reach profitability, the uncertainty of future revenues from the Dialogic agreement, and the Company's need either to increase its revenues (in addition to those resulting from the Dialogic agreement) or receive additional financing prior to approximately June 1, 2001, the Company's independent auditors have noted in their opinion regarding the Company's December 31, 2000 financial statements that substantial doubt currently exists regarding the Company's ability to continue as a going concern.

Liquidity and Capital Resources

Historical Overview

     Atio began seeking equity financing from institutional investors in March 1999. To finance its operations while it was seeking this financing, Atio obtained a $1,350,000 credit line, and issued warrants to participants of the lender. Nevertheless, Atio's equity financing efforts were impaired by market conditions and Atio's deteriorating financial condition. Because Atio was unable to obtain equity financing, Atio went into default under a credit agreement to which it was a party. Atio was forced to significantly scale back the scope of its operations starting in August 1999 because of the unavailability of additional financing.

     Atio began negotiation of an agreement with CESH in September 1999, and reached preliminary agreement in October with respect to a proposed business combination. As part of this preliminary agreement, Atio received short-term financing of $150,000 from one of its two largest shareholders and a commitment of its other largest shareholder to continue to fund its development efforts. Atio also received a limited amount of financing from CESH in the form of secured promissory notes. Atio also entered into a preliminary agreement, which was conditioned on the closing of the Merger, to restructure its credit agreement. As a result of this preliminary agreement, and the closing of the Merger, the credit line's maturity date was extended to June 1, 2001, and LRS issued shares of its common stock to participants in the credit agreement in exchange for certain of their warrants to purchase Atio common stock.

     At the closing of the Merger, funds in the amount of approximately $8,300,000 were made available to Atio, consisting of approximately $1,550,000 from CESH and $6,440,000 of net proceeds from a private offering of 875,000 shares of common stock, and $300,000 pursuant to a sale of new shares to an existing shareholder.

     In addition to the funds discussed above, as part of the Merger LRS received a note for approximately $510,000 from Venturian Corporation ("Venturian"). This note represented Venturian's agreement to purchase an additional 78,666 LRS shares. This note was paid in full, and 78,666 LRS shares were accordingly issued, on June 30, 2000.

     Additionally, under the Merger Agreement, LRS was holding as collateral 314,062 LRS shares owned by Atio International to secure Atio International's commitment to purchase an additional 314,062 shares of LRS common stock at $6.48 per share ($2,035,000 in the aggregate). Atio International's commitment was partially satisfied through providing financial support to LRS's software development team in South Africa prior to the team's relocation to the United States in mid 2000. Atio International did not complete the purchase of the additional stock as required by the Merger Agreement beyond that reflected by its financial support of the development team. As a result, in early 2001, the Company has tentatively agreed with Atio International to settle all obligations between LRS and Atio International by releasing 115,000 shares of collateralized stock. The remaining shares held as collateral will be retired, reducing the outstanding shares of the Company by 199,062 shares. This transaction will be reflected as a capital transaction in 2001.

     As part of this settlement, in 2001, Atio (Pty) and Atio International have tentatively agreed to accept 115,000 of newly issued shares of LRS common stock as payment in full on a LRS note payable to affiliate in the amount of $745,200. Upon completion of this tentative transaction, any excess of debt owed over the fair value of stock issued will be treated as an ordinary non-operating gain in the first half of 2001.

Current Situation

     The Company's capital resources at December 31, 2000, consisting primarily of $2.4 million in cash and cash equivalents, are being used for software development, professional services, and to a lesser extent for marketing and sales efforts. The Company's secured debt of $1,350,000 is scheduled to come due by June 1, 2001. On March 21, 2001, the Company agreed to accelerate the payment of the secured debt by making $450,000 principal payments on April, 2001 and May 1, 2001 and then paying the balance on June 1, 2001 as currently scheduled. The Company also agreed to certain accelerated remedy rights in the event of a default on any of these payments.

     Principally during the second half of 2000, changing market conditions negatively affecting the Company and its customers, including tighter financial markets, impaired the Company's ability to generate sales at the rate that it originally expected. These difficult market conditions caused a number of the Company's most significant sales prospects to reduce capital expenditures and to delay purchase commitments for the Company's software and services. These difficult market conditions have also caused some of the Company's sales prospects to question the Company's ability to meet future commitments relative to its software and services. Additionally, a proliferation of software represented by the Company's competitors to be similar to the Company's software has caused confusion in the market that has resulted in a slower adoption of the Company's software. The foregoing factors, combined with the significant relative resources and financial strength of many of the Company's competitors, have contributed to a significant lengthening of the sales process.

     The Company is currently reviewing strategic alternatives for its business since the Company has been unable to significantly accelerate and increase its revenues. Over the course of 2001, substantially all of the Company's revenues will likely be dependent upon its agreement with Dialogic. Additionally, a significant part of the Company's projected near term revenues depends on whether or not Dialogic opts to change its current license to a fully paid-up license by August 1, 2001. If the Company is unable to generate revenue from sources other than Dialogic, it will need to obtain additional financing or otherwise restructure its business prior to approximately June 1, 2001, in order to remain as a going concern through August 1, 2001. There can be no assurance that the Company will be able to increase its revenues, obtain additional financing or otherwise effectively restructure its businesses in a manner that will increase the Company's ability to continue as a going concern through August 1, 2001. Likewise, even if the Company succeeds as a going concern through August 1, 2001, or if Dialogic does not opt for a fully paid up license by August 1, 2001, if the Company is unable to increase its revenues, obtain additional financing or otherwise effectively restructure its business, it is unlikely that the Company will be able to continue as a going concern beyond approximately August 1, 2001.

ITEM 7.  FINANCIAL STATEMENTS

Lightning Rod Software, Inc.
Financial Statements
December 31, 2000 and 1999

Lightning Rod Software, Inc.
Index to Financial Statements
--------------------------------------------------------------------------------

                                                                         Page(s)

Report of Independent Accountants                                           1

Financial Statements:

         Balance Sheet                                                      2

         Statement of Operations                                            3

         Statement of Changes in Shareholders' Equity (Deficit)             4

         Statement of Cash Flows                                            5

Notes to Financial Statements                                              6-12

                       Report of Independent Accountants


To the Board of Directors and Shareholders of Lightning Rod Software, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Lightning Rod Software, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and requires additional financing to fund operations in 2001. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 2, 2001

Lightning Rod Software, Inc.
Balance Sheet
December 31, 2000 and 1999
--------------------------------------------------------------------------------

                              ASSETS                                         2000              1999
Current assets:
    Cash                                                                $  2,413,746       $    121,383
    Accounts receivable, net of allowance for doubtful accounts
        of $94,087 and $134,649 in 2000 and 1999, respectively                21,014            183,643
    Prepaid expenses                                                         171,524            103,001
                                                                        ------------       ------------
      Total current assets                                                 2,606,284            408,027
                                                                        ------------       ------------
Property and equipment:
    Equipment                                                                899,827            566,454
    Leasehold improvements                                                   109,082            186,889
                                                                        ------------       ------------
                                                                           1,008,909            753,343
    Accumulated depreciation and amortization                               (572,812)          (408,950)
                                                                        ------------       ------------
                                                                             436,097            344,393
                                                                        ------------       ------------
      Total assets                                                      $  3,042,381       $    752,420
                                                                        ============       ============

          LIABILITIES, REDEEMABLE STOCK AND
            SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                    $     36,915       $  1,224,627
    Due to affiliates                                                              0             66,307
    Accrued payroll and benefits                                             166,595            725,896
    Other accrued expenses                                                   219,747            428,934
    Deferred revenue                                                          34,863             90,791
    Note payable - other                                                   1,350,000          1,350,000
    Note payable - affiliate                                                 745,200          2,815,980
                                                                        ------------       ------------
      Total current liabilities                                            2,553,320          6,702,535
                                                                        ------------       ------------
Redeemable common stock                                                            0            500,000
                                                                        ------------       ------------

Shareholders' equity (deficit):
    Common stock, $.01 par value, 10,000,000 shares authorized;
        3,286,882 and 557,675 shares issued and outstanding
        in 2000 and 1999, respectively                                        32,869              5,577
    Additional paid-in capital                                            21,128,074          6,678,511
    Unearned compensation                                                          0            (26,687)
    Accumulated deficit                                                  (20,671,882)       (13,107,516)
                                                                        ------------       ------------
      Total shareholders' equity (deficit)                                   489,061         (6,450,115)
                                                                        ------------       ------------
      Total liabilities, redeemable stock and shareholders'
          equity (deficit)                                              $  3,042,381       $    752,420
                                                                        ============       ============


   The accompanying notes are an integral part of these financial statements.

Lightning Rod Software, Inc.
Statement of Operations
December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                2000              1999
Revenues:
    Software                                                $   371,054       $ 1,244,200
    Services                                                    319,111           850,901
                                                            -----------       -----------
      Total revenue                                             690,165         2,095,101
                                                            -----------       -----------
Cost of revenues:
    Software                                                     18,755           271,837
    Services                                                  1,046,368           984,604
                                                            -----------       -----------
      Total cost of revenues                                  1,065,123         1,256,441
                                                            -----------       -----------
      Gross (loss) profit                                      (374,958)          838,660
                                                            -----------       -----------

Operating expenses:
    Sales and marketing expenses                              2,568,474         1,986,553
    General and administrative                                2,343,751         1,914,565
    Research and development                                  2,251,811         1,088,089
                                                            -----------       -----------
      Total operating expenses                                7,164,036         4,989,207
                                                            -----------       -----------
Loss from operations                                         (7,538,994)       (4,150,547)
Interest expense, net                                            25,372           629,302
                                                            -----------       -----------
Net loss                                                    $(7,564,366)      $(4,779,849)
                                                            ===========       ===========
Net loss per common share:
    Basic and diluted                                       $     (3.20)      $     (9.64)
                                                            ===========       ===========
Weighted average common shares outstanding:
    Basic and diluted                                         2,367,231           495,585
                                                            ===========       ===========


   The accompanying notes are an integral part of these financial statements.

Lightning Rod Software, Inc.
Statement of Changes in Shareholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                              Common Stock
                                         ----------------------      Additional                                        Total
                                           Number                      Paid-in       Accumulated     Unearned       Shareholders'
                                         of Shares      Amount        Capital         Deficit       Compensation   Equity (Deficit)
Balances at December 31, 1998             487,164       $ 4,872     $ 6,017,966    $ (8,327,667)    $(49,562)       $(2,354,391)

Warrants for private placement
   costs on terminated offering                                          31,250                                          31,250
Warrants issued with bridge loan                                        480,000                                         480,000
Principal shareholder transaction                                       150,000                                         150,000
Compensation expense recognized                                                                       22,875             22,875
Issuance of shares for product
      and distribution rights held
      by a controlling shareholder
      (see Note 9)                         70,511           705            (705)
Net loss                                                                             (4,779,849)                     (4,779,849)
                                        ---------       -------     -----------    ------------     --------        -----------
Balances at December 31, 1999             557,675         5,577       6,678,511     (13,107,516)     (26,687)        (6,450,115)

Merger with CE Software Holdings        1,218,553        12,185       4,860,969                                       4,873,154
Elimination of Redeemable Common
      Stock upon completion of merger                                   500,000                                         500,000
Issuance of shares for cash and
      cancellation of short-term debt
      and notes payable                   456,116         4,561       2,951,073                                       2,955,634
Issuance of shares upon exercise of
      warrants                            179,538         1,796          (1,796)                                              -
Issuance of shares through private
      placement offering (net of
      offering cost of $852,000)          875,000         8,750       6,139,317                                       6,148,067
Compensation expense recognized                                                                       26,687             26,687
Net loss                                                                             (7,564,366)                     (7,564,366)
                                        ---------       -------     -----------    ------------     --------        -----------
Balances at December 31, 2000           3,286,882       $32,869     $21,128,074    $(20,671,882)    $      -        $   489,061
                                        =========       =======     ===========    ============     ========        ===========


   The accompanying notes are an integral part of these financial statements.

Lightning Rod Software, Inc.
Statement of Cash Flows
For the years ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                  2000                1999
Cash flows from operating activities:
    Net loss                                                                  $(7,564,366)       $ (4,779,849)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
      Depreciation and amortization                                               282,040             214,251
      Compensatory stock options                                                   26,687              22,875
      Loss on disposal of leasehold improvements                                   68,712                   -
      Noncash principal shareholder transactions                                        -             150,000
      Warrants issued with bridge loan                                                  -             480,000
      Warrants for terminated offering                                                  -              31,250
      Changes in operating assets and liabilities:
        Accounts receivable                                                       162,629             (14,889)
        Prepaid expenses                                                          (68,523)            (64,813)
        Accounts payable                                                       (1,187,712)            788,738
        Deferred revenue                                                          (55,928)             83,012
        Accrued payroll and benefits                                             (559,301)            455,277
        Other accrued expenses                                                    565,902             304,186
                                                                              -----------        ------------

      Net cash used in operating activities                                    (8,329,860)         (2,329,962)
                                                                              -----------        ------------

Cash flows from investing activities:
    Purchase of property, equipment and leasehold
        improvements                                                             (442,456)           (106,428)
                                                                              -----------        ------------

      Net cash used in investing activities                                      (442,456)           (106,428)
                                                                              -----------        ------------

Cash flows from financing activities:
    Net advances from affiliates                                                        -           1,207,473
    Net proceeds from issuance of short-term debt and notes payable             2,573,310           1,350,000
    Proceeds from issuance of common stock                                      8,491,369                   -
                                                                              -----------        ------------

      Net cash provided by financing activities                                11,064,679           2,557,473
                                                                              -----------        ------------

Net increase in cash                                                            2,292,363             121,083

Cash at beginning of year                                                         121,383                 300
                                                                              -----------        ------------

Cash at end of year                                                           $ 2,413,746        $    121,383
                                                                              ===========        ============

Noncash financing transaction:
    Notes payable and due to affiliate exchanged for stock upon
        merger                                                                $ 5,485,478        $          -
Supplemental cash flow information:
    Interest paid                                                             $   264,153        $    568,926


   The accompanying notes are an integral part of these financial statements.

Lightning Rod Software, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

1.   Organization

     Description of Business
     Lightning Rod Software, Inc. (the "Company" or "LRS"), formerly Atio Corporation USA, Inc., provides customer contact automation software under the trade name Lightning Rod Interaction Manager(TM), formerly called CyberCall(R) and AtioCall.

     Ability to Continue as a Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred accumulated losses through December 31, 2000 of $20,671,882. The future of the Company is dependent upon its ability to generate significant revenues in the near term or to raise additional capital to continue to fund its sales, marketing and development efforts in 2001.

     In December 2000, the Company eliminated substantially all of its sales and marketing staff in order to reduce its cash burn rate. As a result, the Company now relies almost exclusively upon reseller agreements with strategic partners to generate revenue. Management believes that by attempting to retain its development and professional staff, the Company will be able to continue to maintain relationships with strategic partners who will resell the Company's software. The Company will then be able to focus on developing future enhancements to its software, as well as providing professional support services to its resellers and their customers.

     Management believes that by entering into agreements with strategic partners that will actively market and sell all or certain components of the Company's Lightning Rod Interaction Manager(TM) software solution, the Company will more successfully compete with larger competitors, and will increase potential customer's confidence in the Company's ability to provide future support and enhancements for its software. In addition, management's goal is to expand the nature of its relationships with strategic partners so as to be able to develop and "bundle" future software products and services that the Company may develop. (As described in Note 10, Subsequent Event, the Company entered into such a strategic agreement with a subsidiary of Intel on March 2, 2001.)

     Merger
     In accordance with a certain merger agreement dated December 28, 1999, as amended on February 15, 2000 ("Merger Agreement"), Atio Corporation USA, Inc., a Minnesota corporation ("Atio"), merged (the "Merger") with and into CE Software Holdings, Inc., a Delaware corporation ("CESH"), effective as of April 28, 2000. In conjunction with the Merger, CESH (the surviving corporation) changed its name to Lightning Rod Software, Inc. (hereinafter "LRS" or "Company").

     Immediately prior to consummation of the Merger, CESH spun off CE Software, Inc. ("CSI"), its wholly-owned operating subsidiary, by declaring and paying a dividend of one share of CSI common stock for each outstanding share of CESH common stock. Substantially all of the business operations of CESH were conducted through CSI prior to this spin-off. Based principally on the fact that the officers, directors and operating activities of Atio became the officers, directors and operating activities of CESH after the Merger, the Merger was accounted for as a reverse acquisition, and the financial statements of Atio became the financial statements of LRS.

2.   Summary of Significant Accounting Policies

     Basis of Presentation
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Prior Year Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.

     Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company monitors its customers' financial condition to minimize its risks associated with trade accounts receivable, but generally does not require collateral from its customers.

Lightning Rod Software, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     Fair Value Disclosure of Financial Instruments
     The Company's financial instruments consist of short-term trade receivables and payables for which current carrying amounts are equal to or approximate fair market value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and maturities.

     Earnings per Share
     Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants and outstanding shares of common stock are anti-dilutive for all periods presented. On April 28, 2000, the Company completed a merger that resulted in the conversion of Atio shares into shares of the Company. Earnings per share for periods prior to the Merger are restated to reflect the number of equivalent shares received by Atio. The Merger had the effect of increasing shares outstanding as of the Merger date, subject to the weighted average calculation. Because they are anti-dilutive, loss per share does not include common stock options ultimately exercisable for the purchase of approximately 763,000 and 189,000 as of December 31, 2000 and 1999, respectively.

     Property and Equipment
     Property and equipment are stated at cost. Depreciation is determined for financial reporting purposes using the straight-line method over the estimated useful lives of three to five years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in operations. Leasehold improvements are amortized over the shorter of their useful life or the lease term.

     Comprehensive Income (Loss)
     The Company has no comprehensive income (loss) items other than net loss.

     Research and Development
     Research and development expenditures are expensed as incurred.

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

     Revenue Recognition
     Revenue on software sales is recognized upon shipment, if no significant vendor obligations remain and collection is probable. The Company evaluates arrangements that include professional services to determine whether those services are essential to the functionality of other elements of the arrangement. When professional services are considered essential, revenues from the arrangement are recognized using contract accounting on a percentage of completion basis. Revenue from maintenance contracts is recognized on a straight-line basis over the contract period which is typically twelve months. Other service revenues, such as training and consulting, are recognized when services are performed.

Lightning Rod Software, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

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

     Recently Issued Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The new statement establishes accounting and reporting standards for derivative instruments and hedging activities related to those instruments, as well as other hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for the Company beginning January 1, 2001. The Company does not expect SFAS No. 133 to materially affect its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB 101, as amended by SAB 101A, are effective for the year beginning January 1, 2000. The Company has analyzed the effect of the guidance outlined in SAB No. 101, as amended by SAB 101A, and does not believe that it will impact the Company's revenue recognition practices or financial statements.


3.   Employee Benefit Plan

     Effective January 1, 1998, the Company adopted a defined contribution plan (the "Plan") which covers all full time employees who are over the age of 21 and have been employed by the Company for three consecutive months. The Company matches 50% of the first 4% of the employee's contributions. The Company contributed $38,806 and $25,647 to the Plan for the years ended December 31, 2000 and 1999, respectively.


4.   Lease Commitments

     The Company's operations are conducted in a leased facility under an agreement expiring in May 2002. In addition, the Company also leases certain office equipment under operating leases. Rent expense was $348,106 and $290,186 for the years ended December 31, 2000 and 1999, respectively.

     Future minimum lease payments under operating leases are as follows:

           Year Ended December 31
                2001                             $295,492
                2002                              143,751
                2003                                1,788

Lightning Rod Software, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

5.   Income Taxes

     As of December 31, 2000, the Company has approximately $18,000,000 of net operating loss carry forwards for federal income tax purposes which represents substantially all of the Company's gross deferred tax asset of approximately $6,500,000. The net operating loss carry forwards are generally available to offset future taxable income and begin to expire in the year 2012. Utilization of these net operating loss carry forwards in the future by the Company may be limited or deferred subject to Section 382 of the Internal Revenue Code. The Company has recorded a valuation allowance for the full amount of its gross deferred tax asset, as the future realization of the tax benefit is not considered likely. Under provisions of the Internal Revenue Code, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

6.   Stock Options

     In 2000, the Company adopted the 2000 Stock Incentive Plan. This plan provides participating employees the right to purchase common stock of the Company through incentive and non-qualified stock options.

     The following is a summary of stock option activity:

                                                                 2000                         1999
                                                        ----------------------      ----------------------
                                                                      Weighted                    Weighted
                                                                       Average                     Average
                                                                      Exercise                    Exercise
                                                          Shares       Price           Shares       Price
Outstanding at beginning of year                         189,381      $9.63            90,323      $9.63

Granted                                                  824,842      $8.48           126,050      $9.63

Forfeited                                               (250,816)     $8.12           (26,992)     $9.63
                                                        --------                      -------
Outstanding at end of year                               763,407      $8.88           189,381      $9.63
                                                        ========                      =======
Options exercisable at end of year                       271,196      $9.37            48,527      $9.63
                                                        ========                      =======
Weighted average fair value of options
      granted during the year                                         $8.30                        $4.43


     At December 31, 2000, 221,250 options were available for grant under the Plan.

     The weighted average fair value of options granted under the Plan at the date of grant was $8.30 per option during 2000. All of these options had exercise prices equal to the estimated fair value of common stock on the date of grant. The weighted average fair value of options granted under the Plan at the date of grant was $4.43 per option during 1999.

Lightning Rod Software, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     The following summarizes information about stock options outstanding as of December 31, 2000:

                             Options Outstanding                                    Options Exercisable
   ----------------------------------------------------------------------       ------------------------
                                                 Weighted
                                                  Average        Weighted                       Weighted
                                                 Remaining       Average                         Average
                                Number          Contractual      Exercise         Number         Exercise
   Exercise Price              Outstanding        Life            Price         Exercisable       Price
    $1.75-$4.91                  115,642           9.5            $4.66            15,333          $4.91
    $9.63-$9.70                  647,765           9.1            $9.65           255,863          $9.65
                                 -------                                          -------
                                 763,407                                          271,196
                                 =======                                          =======

Stock-Based Compensation

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB Opinion No. 25"). Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation expense recognized for stock options granted to employees with an exercise price below fair market value at the date of grant was $26,687 and $22,875 during 2000 and 1999, respectively.

     If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, the Company's net loss would have been as follows:

                                             2000             1999

           Net loss as reported         $(7,564,366)     $(4,779,849)
           Net loss pro forma            (9,707,183)      (5,020,627)


     For the purpose of applying the fair value method as prescribed by SFAS No. 123, the Company used the following weighted average assumptions for grants in 2000; dividend yield of 0%, expected volatility of 120%, a risk-free interest rate of 6.2% based on quoted U.S. Treasury rates on the dates of the related option grants, and an expected life of seven years. The same assumptions were used in 1999 except volatility was 0% as the Company was private until the Merger in 2000.

Lightning Rod Software, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

7.   Major Customers

     The Company had the following customers that accounted for more than 10% of the Company's revenue:

                                            2000            1999
          Customer                        Revenue         Revenue

            A                            $ 31,400        $581,348
            B - related party             295,685         402,622
            C                             135,320         185,459


8.   Debt

     Note Payable - Other

     The Company obtained a bridge loan from CC Management LLC dated March 12, 1999. The loan is collateralized by a first secured interest in all the Company's tangible and intangible assets. In late 1999, the note was restructured to address a loan default and carries an interest rate of 9% and has a maturity date of June 1, 2001.

     At December 31, 2000 and 1999, $1,350,000 was due under this agreement.

9.   Related Party Transactions

     Services Agreement

     Pursuant to the terms of the Services Agreement (the "Services Agreement"), Atio International, a wholly owned subsidiary of Atio Pty, a principal shareholder and related party, is to provide the Company with certain general and product development services, as defined for $29,708 per month. The Services Agreement may be terminated by the Company within ten days notice provided a minimum of twelve months of payments are made thereafter.

     Due to Affiliate
     Pursuant to the Services Agreement, the Company owed Venturian, a principal shareholder and related party, $0 and $51,107 for certain general services performed during the years ended December 31, 2000 and 1999, respectively. In addition, pursuant to a technology development agreement with Atio Pty, the Company owed $0 and $15,200 relating to the licensing of AtioCall products at December 31, 2000 and 1999, respectively.

     Note Payable - Affiliate
     In accordance with the Merger agreement, Atio Pty, a related party, had the obligation to purchase 314,062 shares of the Company's stock at a price of $6.48 per share for a total cash commitment to the Company of $2,035,122. Atio Pty's commitment was partially satisfied through providing financial support to LRS's technology development team in South Africa prior to the team's relocation to the United States of America in mid 2000. Atio Pty did not complete the purchase of the additional stock as required by the Merger Agreement beyond that reflected by its financial support of the development team. As a result, in early 2001, the Company has tentatively agreed with Atio Pty to settle all obligations between LRS and Atio Pty by issuing and releasing 115,000 shares of the collateralized stock. The remaining shares held as collateral will be retired, reducing

Lightning Rod Software, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------


     the outstanding shares of the Company by 199,062 shares. This transaction will be reflected as a capital transaction in 2001.

     As part of this settlement, in 2001, Atio Pty has tentatively agreed to accept 115,000 of newly issued shares of LRS common stock as payment in full on LRS's note payable to affiliate in the amount of $745,200. Upon the completion of this tentative transaction, any excess of debt owed over the fair value of stock issued will be treated as an ordinary nonoperating gain in the first quarter of 2001.

     During 2000 and 1999 Atio Pty provided development services to the Company totaling $770,979 and $824,350, respectively. These amounts were essentially paid back through the settlement discussed above.

     Principal Shareholder Transaction
     In 1999, a principal shareholder transferred shares of the Company's common stock, which were personally owned and held, to two executives of the Company as part of a recruiting effort. This transaction was for the benefit of the Company and was accounted for as such. The estimated fair value of the transaction of $150,000 was reflected as both a deemed contribution of capital and a compensation charge.

     Related Party and Debt Conversion
     Between October 1999 and February 2000, CESH and Venturian loaned Atio $1,741,000 and $150,000, respectively. The balance due on the notes due to CESH and Venturian at December 31, 1999 were $625,000 and $150,000, respectively. These amounts were eliminated upon completion of the Merger in April 2000.

     Furthermore, in conjunction with the restructuring agreement $1,990,762 worth of obligations incurred by Atio through July 31, 1999 and held by Atio International were converted into shares in 2000 upon completion of the Merger.

10.  Subsequent Event

     On March 2, 2001, the Company entered into a strategic agreement with a subsidiary of Intel to license a key software product and to provide ongoing development and consulting services. Management believes substantially all of its near term revenues will be derived from this party. Furthermore, the party will own exclusive rights to all future improvements in the licensed software. The Company has also agreed to grant the party, subject to mutual agreement of final terms, an option, exercisable until August 1, 2001, to convert its royalty based license into a fully paid-up license by paying a one-time license fee of an additional $2,000,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective as of the date of the Merger (April 28, 2000), Atio's financial statements became the financial statements of the Company. Because PricewaterhouseCoopers LLP ("PWC") was the independent accountant firm that had audited such financial statements, on May 11, 2000 the board of directors of the Company determined to replace KPMG LLP ("KPMG") with PWC as its independent accountants.

     The reports of KPMG on the financial statements of CESH for its fiscal years ended September 30, 1999 and September 30, 1998 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's two most recent fiscal years and the subsequent interim period to date, (i) there were no disagreements between CESH and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (the "Commission").

     The Company had not, during its two most recent fiscal years or the subsequent interim period through the Merger date, consulted with PWC regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report was provided to the Company or oral advice was provided that PWC concluded was an important factor that should be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

     The Company furnished KPMG with a copy of the Form 8-K dated June 9, 2000 which announced this change and requested that KPMG furnish it with a letter addressed to the Commission stating whether it agreed with the above statements. A copy of KPMG's letter to the Commission, dated May 12, 2000, is filed as
Exhibit 16.1 on the Form 8-K filed with the SEC on June 9, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:



                                                     Executive  Term of Service
       Name        Age   Position Held     Director   Officer   (if Applicable)

Willem Ellis       41   CEO/President         X         X       Not Applicable
Thomas J. Patin    55   General Counsel       X         X       Not Applicable
Thomas F. Madison  65   Director              X                 Elected Annually
James E. Ousley    65   Director              X                 Elected Annually
Sven A. Wehrwein   50   Director              X                 Elected Annually
Jeffrey D. Skie    33   CFO                             X       Not Applicable
Bouwe Hamersma     41   CTO                             X       Not Applicable


Willem Ellis, 41, has been the chief executive officer of ATIO since its inception. Mr. Ellis established Atio (Pty) in 1986 as a systems engineering consulting company focused on corporate networks. The company grew from the early consulting base to become a full-scale telecommunications systems integrator, with established world-class technology partners. In the early nineties, Mr. Ellis was responsible for changing the focus of the company to value added communications products and in 1993, the first software packages for customer service centers and network management were introduced. Mr. Ellis established ATIO operations in the U.S. in December 1997. He received a Bachelors in Engineering from the University of Pretoria, Republic of South Africa in 1981.

Thomas J. Patin, 55, has been a member of the Board of Directors of the Registrant since the Merger. He was a member of the Board of Directors of then publicly traded Destron Fearing Corporation from September 1998 until it was acquired by Applied Digital Solutions, Inc. in September 2000. He was also a member of the Executive Committee of Destron's Board beginning in December 1999. He held various positions with Destron, including consultant, Executive Vice President, and General Counsel from October 1998 through February 2001. From August 1992 through December 1996, Mr. Patin served as General Counsel for Gaming Corporation of America. Mr. Patin was President and a Director of privately held TR Restaurants of Bloomington, Inc. from 1988 through June 2000. Mr. Patin was formerly a partner in the Minneapolis, Minnesota law firm of Gray, Plant, Mooty, Mooty & Bennett. In 1977, Mr. Patin received his law degree from William Mitchell College of Law in St. Paul, Minnesota. He received his bachelor's degree and a Masters Degree in Business Administration from the University of Michigan in 1968 and 1971 respectively. The Registrant retained Mr. Patin in December 1999 to serve as General Counsel on a part-time basis.

Thomas F. Madison, age 65, became a director of the Registrant as a result of the Merger. Since January 1993, he has been the President and Chief Executive Officer of MLM Partners, a consulting and small business investment company. From December 1996 to March 1999, Mr. Madison served as Chairman of Communications Holdings, Inc. Since August 1999, Mr. Madison has served as Chairman of AetherWorks, Inc. From February 1994 to September 1994, Mr. Madison served as Vice Chairman and Chief Executive Officer at Minnesota Mutual Life Insurance Company. From June 1987 to December 1992, Mr. Madison was President of US WEST Communications Markets, a division of US WEST, Inc. Mr. Madison also serves on the boards of directors of Valmont Industries Inc., Reliant Energy Minnegasco, ACI Telecentrics, Digital River, Inc., Span Link Communications and Delaware Group of Funds.

James E. Ousley, age 65, became a director of the Registrant as a result of the Merger. Mr. Ousley has been President and Chief Executive Officer of Syntegra
(USA) Inc. & Asia since August 31, 1999. Mr. Ousley was President and Chief Executive Officer of Control Data Corporation ("CDC") (since the spin-off of CDC from Ceridian Corporation ("Ceridian")) from July 31, 1992 to August 31, 1999. Mr. Ousley was President of Ceridian's Computer Products business since 1989 and was Executive Vice President of Ceridian from February 1990 until the spin-off of the Registrant. From January 1989 to April 1989, Mr. Ousley was Vice President, Marketing and Sales for Ceridian's Computer Products business and prior thereto he held various positions with Ceridian. Mr. Ousley is also a director Activcard S.A., (EASDAQ as ACTV), an Internet security software company, Datalink Systems Corporation, a data storage integration company, and Bell Microproducts, Inc. a company that distributes computer products.

Sven A. Wehrwein, age 50, became a director of the Company as a result of the Merger. From December 1998 to February 1999, Mr. Wehrwein was the Chief Financial Officer of Digi International Inc. From November 1997 to July 1998, Mr. Wehrwein was Chief Financial Officer of the Center for Diagnostic Imaging. He served as Chief Financial Officer of InStent Inc. from June 1995 to August 1996. InStent was acquired by Medtronic, Inc. in June 1996. From time to time between January 1995 and the present, Mr. Wehrwein has acted as an independent financial consultant. From July 1990 to December 1994, Mr. Wehrwein served as a Managing Director in the Corporate Finance Department of Wessels, Arnold & Henderson, a Minneapolis-based investment-banking firm. Mr. Wehrwein is a Certified Public Accountant. r. Wehrwein also serves as a director of Zamba Corporation and Vital Images, Inc., publicly held companies.

Jeffrey D. Skie, age 33, became Chief Financial Officer of the Registrant upon commencement of his employment on May 8, 2000. Mr. Skie was the Director of Finance of Gelco Information Network, from 1997 until starting with the Registrant. From 1992 until 1996, Mr. Skie was the Controller of Apertus Technologies, Inc.

Bouwe Hamersma, Age 41, became Chief Technical Officer of the Company as a result of the merger. Mr. Hamersma served as Chief Technical Officer of Lightning Rod from July 1999 until the date of the Merger. From July 1991 to July 1999, Mr. Hamersma held various positions with Atio Pty, lastly as Executive Director of Customer Interactive Solutions.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10 percent (10%) of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and report changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders ("Insiders") are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to Insiders were complied with, except that an initial statement of beneficial ownership on Form 3 and a statement of changes in beneficial ownership on Form 4 were not timely filed for Elizabeth Fischer.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following Summary Compensation Table contains information concerning annual and long-term compensation for the fiscal year ended December 31, 2000 provided to the individuals who served as Chief Executive Officer during fiscal 2000 and the other executive officers of the Company (collectively, the "Named Officers") who earned remuneration exceeding $100,000 for the fiscal year ended December 31, 2000.

                                                                               Long Term
                                                                             Compensation
                                                       Annual Compensation       Awards

                                                                                     Securities
                                             Fiscal                                  Underlying           All Other
Name and Principal Position                   Year          Salary      Bonus        Options(#)         Compensation
Willem Ellis, Chairman of the Board,         2000      $    284,429    $ 35,000        200,000       $        1,539
President & CEO (1)                          1999           165,364           0         21,336                1,330
                                             1998           126,571           0          4,833                    0

Thomas J. Patin, Director and General        2000           124,615           0         74,000                    0
Counsel                                      1999             3,500           0              0                    0
                                             1998                 0           0              0                    0

Bouwe Hamersma, Chief Technology             2000           149,219      35,000         50,000               22,064
Officer (2)                                  1999            33,876           0          9,667                    0
                                             1998                 0           0          6,444                    0

     (1) 2000 salary includes $55,000 of salary earned in 1998 and $24,429 of salary earned in 1999 that were not paid until fiscal 2000 under a "salary sacrifice" plan that the Company required executives and other key employees to agree to in order to conserve the Company's cash resources. 2000 bonus includes $35,000 bonus earned in 1999 that was not paid until 2000. 1999 and 2000 all other compensation represents Company matching contributions under the Company's 401(k) Plan.

     (2) 2000 salary includes $18,386 of salary earned in 1999 that was not paid until fiscal 2000 under a "salary sacrifice" plan that the Company required executives and other key employees to agree to in order to conserve the Company's cash resources. 2000 bonus amount includes $35,000 bonus earned in 1999 that was not paid until the completion of the merger in fiscal 2000. 2000 all other compensation includes $2,064 representing Company matching contributions under the Company's 401(k) Plan and $20,000 for relocation expenses.

Option Grants in Last Fiscal Year

     The following table provides information regarding stock options granted during fiscal 2000 to the Named Officers. The Company has not granted any stock appreciation rights.

                                        Number of          Grants
                                       Securities        % of Total
                                       Underlying     Options Granted      Exercise
                                         Options      to Employees in       Price       Expiration
Name and Principal Position            Granted (1)      Fiscal 2000     ($/Share) (2)      Date
Willem Ellis, Chairman of the          200,000             24.25%          9.6250        04/29/10
Board, President & CEO

Thomas J. Patin, Director and           74,000              8.97           9.6250        12/20/09
General Counsel (3)

Bouwe Hamersma, Chief Technology        50,000              6.06           9.6250        04/29/10
Officer

     (1) In 2000, the Company issued a total of 824,842 options. 545,967 options were granted under the Company's 2000 Stock Option Plan and 204,875 options were granted outside the Company's 2000 Stock Option Plan. In addition, 74,000 options were granted to Thomas J. Patin under the CESH 1990 Stock Option Plan. Except for those options granted to Mr. Patin, all of the options granted to the Named Officers were granted under the Company's 2000 Stock Option Plan. All of the options have ten-year terms and vest in equal installments over two to three years except those options granted to Thomas J. Patin (see Note
          3).

     (2) Exercise price equal to fair market value of the Common Stock on the date of grant as determined in accordance with the Company's stock option plans.

     (3) Options granted to Thomas J. Patin in fiscal 2000 vest at a rate of 4,000 per month during the first 12 months following the effective time of the merger (04/28/00) and the balance vest pro rata monthly during the second 12 months following the effective time of the merger.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option Values

     The purpose of the following table is to report exercises of stock options by the Named Officers during fiscal 2000 and any value of their unexercised stock options as of December 31, 2000. The Named Officers did not exercise stock options in fiscal 2000 pursuant to the Company's Stock Option Plan.

                                                     Number of Securities Underlying        Value of Unexercised
                                                      Unexercised Options at FY End      In-The-Money Options at FY
                                                                                                  End (1)
                           Shares
                         Acquired on      Value
Name                      Exercise       Realized     Exercisable     Unexercisable     Exercisable    Unexercisable
Willem Ellis                -             $ -             51,446          174,723          $ -            $ -
Thomas J. Patin             -               -             32,000           42,000            -              -
Bouwe Hamersma              -               -             20,018           46,093            -              -

     (1) Value is based on the difference between the last sale price of the Company's Common Stock as reported by the Nasdaq Small Cap Market on December 29, 2000 ($0.3438) and the per share option exercise price, multiplied by the number of shares subject to in-the-money options.

Compensation of Directors

     Under the terms of the Company's 2000 Stock Option Plan (the "2000 Plan"), each new non-employee director receives an option to purchase 5,000 shares of Common Stock on the date of such director's initial election. Each incumbent non-employee director automatically receives an option to purchase 2,500 shares of Common Stock upon the conclusion of each annual meeting of the Company's shareholders. Non-employee directors do not receive any additional compensation beyond the stock option grants for serving on the Board of Directors.

     Directors who are employees of the Company do not receive any additional compensation for serving on the Board of Directors.

Employment Agreements

     The Company has an employment agreement with Mr. Willem Ellis, its President and CEO that entitles Mr. Ellis to receive severance payments and benefits if his employment is, with certain exceptions, terminated. If terminated other than for certain exceptions, Mr. Ellis would be entitled to twelve months of severance pay and benefits.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 29, 2000, the beneficial ownership of Common Stock of the Company by each director of the Company, by each executive officer of the Company named in the Summary Compensation Table herein, by all directors and executive officers as a group, and by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock of the Company.

                                                                                        Amount and Nature
                                                                                         of Beneficial      Percentage of
Name and Address of Beneficial Owners                                                    Ownership (1)    Outstanding Shares
Willem Ellis, 27155 Noble Road, Shorewood, MN  55331  (2)                                     154,739      4.59%

Thomas J. Patin, 2900 Thomas Ave. S., #1505, Minneapolis, MN 55416  (2)                        66,167      1.98%

James E. Ousley, 4201 Lexington Ave. N., Arden Hills, MN  55126  (2)                           20,000         *

Thomas F. Madison, 200 South 5th Street, #2100, Minneapolis, MN  55402  (2)                    20,000         *

Sven A. Wehrwein, 4877 East Lake Harriet Pkwy, Minneapolis, MN  55409 (2)                      20,000         *

Bouwe Hamersma, 2201 Pine Island Rd, Minnetonka, MN  55305  (2)                                51,352      1.55%

All Directors and Executive Officers as a Group (7 persons)  (3)                              348,258      9.85%

5% Shareholders:
Atio International, Inc., c/o Atio Pty, P. O. Box 4467, Rivonia, 2128, Republic               485,879     14.78%
of South Africa  (4) (5)

Venturian Corporation, 11111 Excelsior Blvd, Hopkins, MN  55343  (4)                          385,742     11.74%

Sheldon T. Fleck, 5720 Smetana Drive, Minnetonka, MN  55343  (6)                              309,959      9.43%

     * Less than one percent.

     (1) Beneficial ownership is determined in accordance with rules of the SEC, and includes voting power and/or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 29, 2001 are deemed outstanding for computing the percentage of the person holding such options but not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the Company believes that the persons named in this table, based on information provided by such persons, have sole voting power with respect to the shares of Common Stock indicated.

     (2) Includes shares subject to options exercisable within 60 days of March 29, 2001, under the Company's stock option plans as follows: Mr. Ellis, 84,780 shares; Mr. Patin, 50,167 shares; Mr. Ousley, 20,000 shares; Mr. Madison, 20,000 shares; Mr. Wehrwein, 20,000 shares; Mr. Hamersma, 32,518 shares.

     (3) Includes 242,465 shares subject to options exercisable within 60 days of March 29, 2001, under the Company's stock option plans.

     (4) Represents shares held as of March 29, 2001, as confirmed with transfer agent.

     (5) Shares held by Atio International, Inc. have not been adjusted to reflect the tentative settlement between the Company and Atio International of all obligations between the Company and Atio International as discussed in "Liquidity and Capital Resources" in
          Part II, Item 6, Management's Discussion and Analysis or Plan of Operation in this Report on Form 10-KSB.

     (6) Represents shares held as disclosed on Schedule 13D filed on May 9, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company, Atio Pty Ltd and Atio International, Inc. were parties to the Merger Agreement. Atio Pty is the parent corporation of Atio International. As a result of the Merger, Atio International is a significant holder of the Company's Common Stock.

     The Lightning Rod Interaction Manager(TM) software was initially developed in 1993 in South Africa by Atio Pty. In 1997, Atio Pty transferred substantially all of its rights in the Lightning Rod Interaction Manager(TM) software to Atio International. In connection with the Merger, Atio International transferred substantially all of its rights and interest in the Lightning Rod Interaction Manager(TM) software to the Company.

     In accordance with the Merger Agreement, Atio International had the obligation to, among other things, purchase 314,062 shares of the Company's stock at a price of $6.48 per share for a total cash commitment to the Company of $2,035,122. This amount was partially paid back as Atio Pty and Atio International provided certain software development work for the Company through July 2000. As inducement for Atio International to complete its purchase obligation, Atio Pty pledged 314,062 shares of stock they owned in the Company at the completion of the Merger in April 2000. As of December 31, 2000, Atio Pty had not completed its purchase obligation and the Company continued to hold as collateral the 314,062 shares.

     Subsequent to December 31, 2000, in full settlement of any and all obligations between the Company, Atio Pty and Atio International regarding Atio International's share purchase obligation and the Company's obligation to pay for certain development work performed by Atio Pty and Atio International, the Company has tentatively agreed with Atio Pty and Atio International to release 115,000 shares of collateralized stock. The remaining shares held as collateral will be retired, reducing the outstanding shares of the Company by 199,062 shares. This transaction will be reflected as a capital transaction in 2001.

     As part of this settlement, in 2001, Atio Pty and Atio International have tentatively agreed to accept 115,000 newly issued shares of Company Common Stock as payment in full on a Company note payable to affiliate in the amount of $745,200. Upon completion of this tentative transaction, any excess of debt over the fair market value of stock issued will be treated as an ordinary non-operating gain in the first half of 2001.

     Atio Pty is one of the Company's strategic partners. For the years ended December 31, 2000 and 1999, Atio Pty accounted for approximately $296,000 and $403,000, respectively, of the Company's revenues.

     Mr. Sheldon Fleck is a participant in CC Management, LLC. The Company currently has an outstanding loan of $1,350,000 payable to CC Management and participants. The loan is collateralized by a first secured interest in all the Company's tangible and intangible assets, and has a maturity date of June 1, 2001.

     The Company received a note for approximately $510,000 from Venturian Corporation as part of the Merger. This note represented Venturian's agreement to purchase an additional 78,666 shares of Common Stock of the Company. This note was paid in full, and 78,666 shares of Common Stock of the Company were accordingly issued, on June 30, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Consolidated Financial Statements and Schedules of the Company:

          Included in Part II, Item 7 above

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed on December 12, 2000 announcing the termination of 11 of the Company's 51 employees in an effort to conserve resources as the Company continues to pursue its strategic initiatives. There were no other 8-K filings in the fourth quarter of fiscal 2000.

     (c)  Exhibits

          See the Exhibit Index following Signatures.

SIGNATURES
----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Lightning Rod Software, Inc.


Dated: March 30, 2001                  By: /s/ Willem Ellis
      -----------------------              -------------------------------------
                                           Willem Ellis
                                           CEO & President

     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

     Each person whose signature appears below constitutes and appoints Willem Ellis and Thomas Patin as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


Signature                              Title                         Date
---------                              -----                         ----

/s/ Willem Ellis          Chief Executive Officer, President     March 30, 2001
----------------------    and Director (principal executive      --------------
Willem Ellis              officer)

/s/ Jeffrey Skie          Chief Financial Officer (principal     March 29, 2001
----------------------    financial and accounting officer)      --------------
Jeffrey Skie

/s/ Thomas Patin
----------------------    Director and General Counsel           March 30, 2001
Thomas Patin                                                     --------------

/s/ James E. Ousley
----------------------    Director                               March 30, 2001
James E. Ousley                                                  --------------

/s/ Thomas F. Madison
----------------------    Director                               March 30, 2001
Thomas F. Madison                                                --------------

/s/ Sven A. Wehrwein
----------------------    Director                               March 27, 2001
Sven A. Wehrwein                                                 --------------

                          LIGHTNING ROD SOFTWARE, INC.
                                EXHIBIT INDEX FOR
                        FORM 10-KSB FOR 2000 FISCAL YEAR
--------------------------------------------------------------------------------

Exhibit
Number                                Description
------                                -----------

2.1 Amnded and Restated Agreement and Plan of Merger by and among, among others, CE Software Holdings, Inc., Atio Corporation USA, Inc., CC Management, LLC and Atio Corporation (Pty) Ltd., Atio International, Inc. and Venturian Corp. dated as of December 28, 1999 and amended as of February 15, 2000--incorporated by reference to Appendix A to the Company's Definitive Proxy Statement, filed March 28, 2000.

3.1 Certificate of Incorporation as amended to date--incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3, Reg. No. 333-42352, filed July 27, 2000.

3.2 Bylaws as amended to date--incorporated by reference to the exhibits filed as part of the Company's Registration Statement on Form S-18, Reg. No. 33-36008C.

10.1* 1990 Stock Option Plan--incorporated by reference to the exhibits filed as part of the Company's Registration Statement on Form S-18, Reg. No. 33-36008C.

10.2* Representative Form of Incentive Stock Option Agreement under 1990 Stock Option Plan--incorporated by reference to the exhibits filed as part of the Company's Registration Statement on Form S-18, Reg. No. 33-36008C.

10.3* 1992 Stock Option Plan--incorporated by reference to the exhibits filed as part of the Company's Registration Statement on Form S-8, Reg. No. 33-54210.

10.4* Nonemployee Directors Stock Option Plan--incorporated by reference to the exhibits filed as part of the Company's Registration Statement on Form S-8, Reg. No. 33-54210.

10.5 Sublease dated July 12, 2000 between the Company and Creative Publishing International, Inc.--incorporated by reference to
               Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended June 30, 2000.

10.6* 2000 Stock Option Plan--incorporated by reference to Appendix C to the Company's Definitive Proxy Statement, filed March 28, 2000.

10.7* Representative Form of Incentive Stock Option Agreement under 2000 Stock Option Plan.

10.8* Representative Form of Nonqualified Stock Option Agreement under 2000 Stock Option Plan.

10.9 Software License Agreement by and between the Company and Dialogic Corporation dated February 16, 2001.

10.10 Master Consulting Contract and Non-Disclosure Agreement by and between the Company and Dialogic Corporation dated March 2, 2001.

23.1           Consent of Pricewaterhouse Coopers LLP

24.1 Power of Attorney (contained on Signature page of this Form 10-KSB)

---------------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-KSB.