Form 10QSB
period 2001-03-31
LIGHTNING ROD SOFTWARE INC
filed 2001-05-15
CIK 866283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ____________ to ____________.

Commission File No. 0-18809

LIGHTNING ROD SOFTWARE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	41-1614808
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

5900 Green Oak Drive, Minnetonka, MN	55343
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (952) 837-4000

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

                           YES   ☒      NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

May 11, 2001         Common Stock         3,286,882

Transitional Small Business Disclosure Format (check one):               YES ☐   NO ☒

LIGHTNING ROD SOFTWARE, INC.
Table of Contents

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
Lightning Rod Software, Inc.
March 31, 2001 and December 31, 2000

	(Unaudited) 03/31/01	12/31/00
ASSETS

Current Assets
Cash and cash equivalents	$1,797,046	$2,413,746
Accounts receivable (net)	290,370	21,014
Prepaid expenses	164,093	171,524

Total Current Assets	2,251,509	2,606,284

Property and equipment (net)	370,174	436,097

Total Assets	$2,621,683	$3,042,381
LIABILITIES AND SHAREHOLDERS' EQUITY / (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$396,150	$423,257
Due to related parties	745,200	745,200
Deferred revenue	357,157	34,863
Notes payable	1,350,000	1,350,000

Total Current Liabilities	$2,848,507	$2,553,320

Shareholders' Equity / (Deficit)
Common stock at par (10,000,000 shares authorized, 3,286,882 outstanding at March 31, 2001 and December 31, 2000, respectively)	$32,869	$32,869
Additional paid-in capital	21,128,074	21,128,074
Accumulated deficit	(21,387,767)	(20,671,882)

Total Shareholders' Equity / (Deficit)	$(226,824)	$489,061

Total Liabilities and Shareholders' Equity / (Deficit)	$2,621,683	$3,042,381

See accompanying notes to financial statements.

LIGHTNING ROD SOFTWARE, INC.
Statements of Operations
For the three months ended March 31, 2001 and 2000

	Unaudited
	3 Month Period Ended 3/31/01	3 Month Period Ended 3/31/00
REVENUES
License	$180,937	$78,142
Services and other	263,587	76,533

Total Revenues	$444,524	$154,675

COST OF REVENUES
License	$1,028	$9,086
Services and other	320,299	305,798

Total Cost of Revenues	$321,327	$314,884

GROSS PROFIT / (LOSS)	$123,197	$(160,209)

OPERATING EXPENSES
Sales and marketing expenses	$65,626	$523,248
Research and development	273,545	403,250
General and administrative	495,359	613,683

Total Operating Expenses	$834,530	$1,540,181

Loss From Operations	$(711,333)	$(1,700,390)

Interest expense (net)	$4,552	$100,878

Loss before Income Taxes	$(715,885)	$(1,801,268)

Income taxes	-	-
Net Loss	$(715,885)	$(1,801,268)

Earnings Per Share
Net loss per common share
basic and fully diluted	$(0.22)	$(3.21)
Weighted average common shares	3,286,882	560,696

See accompanying notes to financial statements.

LIGHTNING ROD SOFTWARE, INC.
Statements of Cash Flows
For the three months ended March 31, 2001 and 2000

	Unaudited	Unaudited
	Three Months ended Mar 31, 2001	Three Months ended Mar 31, 2000

Cash flows from operating activities
Net loss	$(715,885)	$(1,801,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,923	56,642
Compensatory stock options	-	5,720
Changes in operating assets and liabilities:
Account receivable	(269,356)	(3,055)
Prepaid expenses	7,431	22,572
Accounts payable, accrued expenses and deferred revenue	295,187	(484,600)
Net cash used in operating activities	$(616,700)	$(2,203,989)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	-	(125,613)
Net cash used in investing activities	$-	$(125,613)

Cash flows from financing activities:
Proceeds from issuance of short-term debt and notes payable	-	2,254,744
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	$-	$2,254,744

Net decrease in cash	$(616,700)	$(74,858)
Cash at beginning of period	2,413,746	121,383
Cash at end of period	$1,797,046	$46,525

See accompanying notes to financial statements.

LIGHTNING ROD SOFTWARE, INC.
Notes to Financial Statements
March 31, 2001
(Unaudited)

1)   Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred accumulated losses through March 31, 2001 of $21,388,000.  The Company’s ability to continue as a going concern is dependent upon whether it can generate significant sources of additional revenue or raise additional capital to continue to fund its operations prior to August 1, 2001.  If the Company is unable to generate significant additional revenue or raise additional capital prior to August 1, 2001, additional charges, relating primarily to operating leases and impairment of property and equipment will have to be recorded.

In December 2000, the Company eliminated substantially all of its sales and marketing staff in order to conserve its financial resources.

On March 2, 2001, the Company entered into a strategic agreement with Dialogic Corporation (“Dialogic”), a subsidiary of Intel, to license a key software product and to provide ongoing development and consulting services.  Management believes that substantially all of its near term revenue will be derived from this relationship with Dialogic.  The full text of the agreements between the Company and Dialogic are included as exhibits 10.9 and 10.10 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

2) Merger

In accordance with a certain merger agreement dated December 28, 1999, as amended on February 15, 2000 (“Merger Agreement”), Atio Corporation USA, Inc., a Minnesota corporation (“Atio”) merged (the "Merger") with and into CE Software Holdings, Inc. (CESH) effective as of April 28, 2000. In conjunction with the Merger, CESH (the surviving corporation) changed its name to Lightning Rod Software, Inc. (hereafter “LROD” or “Company” or “Registrant”).

Immediately prior to consummation of the Merger, CESH spun off CE Software, Inc. (“CSI”), its wholly owned operating subsidiary, by declaring and paying a dividend of one share of CSI common stock for each outstanding share of CESH common stock.  Substantially all of the business operations of CESH were conducted through CSI prior to this spin-off.  Based principally on the fact that the officers, directors and operating activities of Atio became the officers, directors and operating activities of CESH after the Merger, the Merger was accounted for as a reverse acquisition, and the financial statements of Atio became the financial statements of LROD.

2) Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2000, which are contained in the Annual Report on Form 10-KSB filed on April 2, 2001. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

3) Earnings Per Share

Net loss per share is computed under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted–average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants and outstanding shares of common stock are anti-dilutive for all periods presented.  On April 28, 2000, the Company completed a merger that resulted in the conversion of Atio shares into shares of the Company.  Earnings per share for periods prior to the Merger reflect the number of equivalent shares received by Atio.  The Merger had the effect of increasing shares outstanding as of the Merger date, subject to the weighted average calculation.

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

5) Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”  (“SFAS No. 133”). The new statement establishes accounting and reporting standards for derivative instruments and hedging activities related to those instruments, as well as other hedging activities.  SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for the Company beginning January 1, 2001. The adoption of SFAS 133 did not impact the financial position or results of operations of the Company.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements.”  SAB 101 summarizes certain of the SEC’s views regarding revenue recognition.  The provisions of SAB 101, as amended by SAB 101A, are effective for the year beginning January 1, 2000. The adoption of SAB 101 did not impact the Company’s revenue recognition practices or financial statements.

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

REVENUES
Three Months Ended March 31, 2001 and 2000:  Total revenue increased by $290,000, or 187%, from $155,000 for the three months ended March 31, 2000 to $445,000 for the same period in 2001.  Revenue from software licenses increased by $103,000, or 132%, from $78,000 for the three months ended March 31, 2000 to $181,000 for the same period in 2001, and accounted for approximately 41% of total revenue.  During the quarter ended March 31, 2001, the Company received $500,000 of prepaid license fees from Dialogic as a result of a software license agreement entered into between the Company and Dialogic in March 2001, of which approximately $167,000 was recognized as license revenue in the current quarter.  The balance of this prepaid license fee will be recognized as license revenue in the second and third quarters.  Services revenue increased by $188,000, or 247%, from $76,000 for the three months ended March 31, 2000 to $264,000 for the same period in 2001, and accounted for approximately 59% of total revenue.  Services revenue in the quarter ended March 31, 2001 included approximately $214,000 earned from Dialogic as a result of a consulting agreement entered into between the Company and Dialogic in March 2001.

The Company believes that substantially all of its near-term revenue will be derived from, or be a result of, the Company’s software license and consulting agreements with Dialogic.  Because of the early stage of the relationship between the Company and Dialogic, the timing of, and the extent of, future revenues that the Company is entitled to receive under the terms of the agreements are uncertain.  The Company does not, however, currently anticipate any additional significant near-term license revenue from the software license agreement other than that already recognized in the quarter ended March 31, 2001 and the balance of the prepaid license fee that has been deferred to the second and third quarters.  In connection with the consulting agreement, the Company is currently providing consulting and development services to Dialogic on an ongoing basis.  The Company believes that it will earn $300,000 in services revenue in the second fiscal quarter as a result of these services.  Pursuant to the terms of the consulting agreement, the Company and Dialogic have certain rights to terminate the agreement upon thirty days written notice to the other party.  Because of these termination rights, and other uncertainties, there can be no guarantee that the Company’s current expected results from the  consulting agreement will be realized.

COST OF REVENUES
The Company’s cost of license revenue includes third-party software royalties, product packaging and documentation, production and delivery costs for shipments to customers.  The Company’s cost of services revenue consists primarily of personnel and system costs incurred in providing customer support and consulting services.  During the quarter ended March 31, 2001, the Company entered into a consulting agreement with Dialogic Corporation whereby the Company agreed to provide Dialogic with consulting and development services.  As a result of this consulting agreement, substantially all of the Company’s development efforts have been allocated to Dialogic.  Historically, research and development expenses have been classified as an operating expense of the Company.  Because of the agreement between the Company and Dialogic, and the services revenue stream that it is expected to generate, research and development expenses allocated to Dialogic are being classified as a cost of services revenue in the accompanying financial statements included in this report for the periods ended March 31, 2001 and 2000.

Three Months Ended March 31, 2001 and 2000:  Total cost of revenue increased by $6,000, or 2%, from $315,000 for the three months ended March 31, 2000 to $321,000 for the same period in 2001.  The cost of license revenue decreased by $8,000, or 89%, from $9,000 for the three months ended March 31, 2000 to $1,000 for the same period in 2001.  The decrease in the cost of license revenue is a result of the decrease in licensing revenue resulting from end users for the quarter ended March 31, 2001 compared to the prior year quarter.  Because the Company has eliminated its direct sales efforts and does not anticipate any significant near term license revenue from end users, the cost of license revenue will likely remain immaterial in subsequent periods.

The cost of services revenue increased by $14,000, or 5%, from $306,000 for the three months ended March 31, 2000 to $320,000 for the same period in 2001, and accounted for almost 100% of total cost of revenue.  Research and development expenses in the amount of $171,000 were allocated to the Dialogic development and consulting services effort and have been classified as a cost of services revenue for the three months ended March 31, 2001.  These research and development costs account for approximately 53% of the total cost of services revenue for the period ended March 31, 2001.  The remaining $149,000 of cost of services revenue consist primarily of personnel and system costs incurred in providing customer support to the Company’s installed customer base, and account for approximately 47% of the total cost of services revenue in the current period.

Absent the classification of research and development expenses allocated to the Dialogic development and consulting efforts, the cost of services revenue would have decreased by $157,000, or 51%, from $306,000 for the period ended March 31, 2000 to $149,000 for the same period in 2001.  The Company expects that the cost of services revenue will decrease in subsequent periods from the current level due to a service personnel workforce reduction that was completed on May 1, 2001.  The workforce reduction in this area reduced the number of personnel devoted to providing customer support to the Company’s installed customer base to a level that is consistent with the revenue stream that is currently being derived from this source.  The workforce reduction did not affect those personnel allocated to the Dialogic development and consulting efforts.  The full effect of this reduction of the Company’s cost base will not be fully realized until the fiscal third quarter, at which time the Company believes that its services efforts should operate at, or slightly above, breakeven on a gross profit basis.  In the Company’s fiscal second quarter, the gross loss associated with services revenue should be reduced from its current level as the savings associated with the workforce reduction are partially realized.

SALES AND MARKETING
Three Months Ended March 31, 2001 and 2000:  Sales and marketing expenses decreased by $457,000, or 87%, from $523,000 for the three months ended March 31, 2000 to $66,000 for the same period in 2001.  As a percentage of revenue, sales and marketing expenses decreased from 337% to 15%.  The reduction in sales and marketing expenses is a result of the Company’s workforce reduction that was effected beginning in December 2000 to reduce its operating expenses and conserve its cash resources.  The workforce reduction resulted in the elimination of substantially all of the Company’s sales and marketing expenses excluding those related to supporting its partners or those for which it is otherwise contractually obligated.  Total sales and marketing expenses are expected to decrease from current levels, but vary as a percentage of revenue, in future periods.

RESEARCH AND DEVELOPMENT
Three Months Ended March 31, 2001 and 2000:  Research and development expense decreased by $129,000, or 32%, from $403,000 for the three months ended March 31, 2000 to $274,000 for the same period in 2001.  Research and development expenses as a percentage of revenue decreased from 260% to 62%.  As previously discussed, $171,000 of research and development expense allocated to the Dialogic development and consulting efforts have been classified as a cost of services revenue in the period ended March 31, 2001.  Total research and development expenses for the period ended March 31, 2001 would have been $445,000 absent the classification of the expenses allocated to the Dialogic development and consulting efforts to cost of services revenue.  On May 1, 2001, the Company completed a workforce reduction that included the elimination of substantially all of the Company’s research and development personnel not allocated to the Dialogic development and consulting efforts.  The Company expects research and development expense to decrease in subsequent periods from current levels as a result of this workforce reduction.  Because of uncertainty regarding the Company’s ability to continue as a going concern, management currently does not plan to rebuild the Company’s research and development infrastructure beyond that which is allocated to the Dialogic development and consulting efforts.

GENERAL AND ADMINISTRATIVE
General and administrative expenses are composed principally of salaries of administrative and technical support personnel, fees for legal and accounting services, depreciation and amortization, and facilities expenses.

Three Months Ended March 31, 2001 and 2000:  General and administrative expenses decreased by $119,000, or 19%, from $614,000 for the three months ended March 31, 2000 to $495,000 for the same period in 2001.  As a percentage of revenues, general and administrative expenses decreased from 396% to 111%.  Reductions in salary and consulting expenses led to the decrease in general and administrative expenses.  General and administrative expenses are expected to decrease in actual dollars in future periods as additional expense reductions are realized as a result of personnel reductions.

NET INTEREST EXPENSE / INCOME
Three Months Ended March 31, 2001 and 2000:  Net interest expense decreased by $96,000, or 95%, from $101,000 for the three months ended March 31, 2000 to $5,000 for the same period in 2001.  The net change from year to year was due to a significant reduction in debt as a result of the merger concluded in the second quarter of fiscal 2000. The reduction in debt, combined with the growth in interest income associated with the cash received from both the merger and the private placement proceeds allowed the Company to reduce net interest expense in fiscal 2001 compared to fiscal 2000.  In the second quarter of fiscal 2001, the Company expects to repay the $1,350,000 note payable, which is its only interest-bearing obligation, as scheduled.  The Company will have to use a significant portion of its current cash balance to repay this obligation.  As a result of this repayment, the Company expects net interest expense of approximately $5,000 in its fiscal second quarter and $0 thereafter, unless it is successful in obtaining additional financing to fund continuing operations.

LIQUIDITY AND CAPITAL RESOURCES
Atio began seeking equity financing from institutional investors in March 1999.  To finance its operations while it was seeking this financing, Atio obtained a $1,350,000 credit line, and issued warrants to the participants of the lender.   Nevertheless, Atio’s equity financing efforts were impaired by market conditions and Atio's deteriorating financial condition. Atio terminated its equity financing efforts in August 1999.  Because Atio was unable to obtain equity financing, Atio went into default under a credit agreement to which it was a party.  Atio was forced to scale back the scope of its operations significantly starting in August 1999 because of the unavailability of additional financing.

Atio began negotiation of an agreement with CESH in September 1999, and reached preliminary agreement in October with respect to a proposed business combination.  As part of this preliminary agreement, Atio received short-term financing of $150,000 from one of its two largest shareholders and a commitment of its other largest shareholder to continue to fund its development efforts.  Atio also received a limited amount of financing from CESH at this time in the form of secured promissory notes.  Atio also entered into a preliminary agreement, which was conditioned on the closing of the Merger, to restructure its credit agreement. As a result of this preliminary agreement, and the closing of the Merger, the credit line’s maturity date was extended to June 1, 2001, and the Company issued shares of its common stock to participants in the credit agreement in exchange for certain of their warrants to purchase Atio common stock.

At the closing of the Merger, funds in the amount of approximately $8,300,000 were made available to Atio, consisting of approximately $1,550,000 from CESH and $6,440,000 of net proceeds from a private offering of 875,000 shares of common stock, and $300,000 pursuant to a sale of new shares to an existing shareholder.

In addition to the funds discussed above, as part of the Merger LROD received a note for approximately $510,000 from Venturian Corporation (“Venturian”).  This note represented Venturian’s obligation to purchase an additional 78,666 shares of common stock. This note was paid in full, and 78,666 shares of common stock were issued on June 30, 2000.

Additionally, in accordance with the Merger Agreement, LROD is holding as collateral 314,062 shares owned by Atio International to secure Atio International’s commitment to purchase an additional 314,062 shares of common stock at $6.48 per share ($2,035,000 in the aggregate). Atio International’s commitment has been partially satisfied by providing financial support to LROD’s software development team in South Africa prior to the team’s relocation to the United States in mid 2000.  Atio International did not complete the purchase of the additional stock as required by the Merger Agreement beyond that reflected by its financial support of the development team.  As a result, in early 2001, the Company tentatively agreed with Atio International to settle all obligations between LROD and Atio International by releasing 115,000 shares of the collateralized stock.  The remaining shares held as collateral will be retired, reducing the outstanding shares of the Company by 199,062 shares.  This transaction will be reflected as a capital transaction upon its completion.  The Company expects to complete this transaction in May 2001.

As part of this settlement, Atio (Pty) and Atio International have tentatively agreed to accept 115,000 of newly issued shares of common stock as payment in full on a note payable to affiliate in the amount of $745,200.  Upon completion of this transaction, any excess of debt over the fair value of stock issued will be treated as an ordinary non-operating gain.  The Company expects to complete this transaction in May 2001.

The Company’s secured debt of $1,350,000 was originally scheduled to mature on June 1, 2001.  On March 21, 2001, the Company agreed to accelerate the payment of the secured debt by making $450,000 principal payments on April 1, 2001 and May 1, 2001 and then paying the remaining principal balance of $450,000 on June 1, 2001 as was originally scheduled.  The Company also agreed to certain accelerated remedy rights in the event of a default on any of these payments.  Both the April 1, 2001 and the May 1, 2001 principal payments were made as scheduled.

In November 2000, the Company announced that it had begun seeking strategic alternatives with third parties in order to solve its liquidity problems.  In an effort to conserve its remaining cash resources, the Company began reducing its staffing level in December 2000, primarily in sales and marketing, as it continued seeking strategic alternatives.  On March 2, 2001, the Company entered into a strategic alliance with Dialogic Corporation whereby Dialogic agreed to a non-exclusive license of the Company’s Interactive Manager™ software and the Company agreed to provide Dialogic with development and consulting services.

Under the terms of the agreements between the Company and Dialogic, Dialogic agreed to prepay $500,000 of license fees to license the Company’s software and to enter into an additional agreement under which Dialogic would have an option, exercisable until August 1, 2001, to convert the license into a fully paid up license by paying a one-time license payment of an additional $2,000,000.  Dialogic also agreed to pay the Company $100,000 per month for development and consulting services retroactive to January 28, 2001.  The initial $500,000 license fee was paid in March 2001, and the Company recognized $167,000 of license revenue from this prepaid license fee in the quarter ended March 31, 2001, with the balance deferred to the second and third fiscal quarters.  The Company continues to provide ongoing development and consulting services to Dialogic as provided for in the agreements.

The Company believes that substantially all of its near-term revenue will be derived from, or be a result of, the Company’s agreements with Dialogic.  As a consequence, on May 1, 2001, the Company further reduced its staffing level, and the Company’s remaining executives agreed to salary reductions, pending Dialogic’s decision, expected on or before August 1, 2001, to exercise its option for a fully-paid-up license.  The Company also continues to explore additional strategic alternatives.  If Dialogic exercises its option to purchase a fully paid up license, the Company would receive an additional $2,000,000 license fee.  If Dialogic does not exercise its option to purchase a fully paid up license, the Company would be entitled to receive an ongoing royalty under the terms of the agreement with Dialogic, the extent and timing of which is, however, uncertain.  If Dialogic does not exercise its option to convert its royalty-bearing license to a fully-paid-up license, or the Company is unable to obtain additional funding, it will not be able to maintain any significant active operations beyond August 1, 2001.  If the Company is unable to maintain any significant active operations beyond August 1, 2001, additional charges, relating primarily to operating leases and the impairment of property and equipment will have to be recorded.

The Company’s capital resources at March 31, 2001, consisting primarily of $1,797,000 in cash and cash equivalents, are being used to fund its limited remaining operations and to meet its obligations to its secured creditors.

RISK AND UNCERTAINTY
Certain statements contained on this Form 10-QSB and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts.  As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast,” and similar words or expressions.  The Company’s forward-looking statements generally relate to its growth strategy, product development and financial results.  Forward-looking statements involve a variety of risks and uncertainties, known and unknown, including, but not limited to, the risk that the Company will not be able to fund its working capital needs from cash flows, the Company will not be able to receive additional funding, and that Dialogic might cancel its agreements with the Company.  Because of the termination rights allowed for under the terms of the agreement between the Company and Dialogic, uncertainty regarding revenue from the company’s current installed customer base, and the uncertainty regarding the Company’s ability to continue as a going concern, there can be no guarantee that the Company’s current expected results will be realized.

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

PART II:    OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securitiesand Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

On March 6, 2001, a report on Form 8-K was filed announcing a strategic alliance with Dialogic Corporation (“Dialogic”, an Intel company) whereby Dialogic will license the Registrant’s technology and the Registrant will provide Dialogic with ongoing development and consulting services.  There were no other reports on Form 8-K filed in the first quarter of fiscal 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTNING ROD SOFTWARE, INC.
(Registrant)

Signature	Title	Date

/s/ Willem J. Ellis		May 15, 2001
________________________	President, Chief Executive Officer, and Director	________________
(Willem J. Ellis)

/s/ Thomas J. Patin		May 15, 2001
________________________	General Counsel	________________
(Thomas J. Patin)

/s/ Scott R. Bruflodt		May 15, 2001
________________________	Controller	________________
(Scott R. Bruflodt)	and Chief Accounting Officer