Form 10QSB
period 2001-06-30
LIGHTNING ROD SOFTWARE INC
filed 2001-08-14
CIK 866283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001.

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

             YES   ☒            NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

August 13, 2001      Common Stock         3,202,820

Transitional Small Business Disclosure Format (check one):               YES ☐ NO ☒

LIGHTNING ROD SOFTWARE, INC.
Table of Contents

Part I   FINANCIAL INFORMATION

Part II   OTHER INFORMATION

SIGNATURES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
Lightning Rod Software, Inc.
June 30, 2001 and December 31, 2000

	(Unaudited)
	06/30/2001	12/31/00

ASSETS

Current Assets
Cash and cash equivalents	$128,999	$2,413,746
Accounts receivable (net)	136,972	21,014
Prepaid expenses	219,945	171,524

Total Current Assets	485,916	2,606,284

Property and equipment (net)	311,687	436,097

Total Assets	$797,603	$3,042,381

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$334,253	$423,257
Due to related parties	-	745,200
Deferred revenue	109,533	34,863
Notes payable	-	1,350,000

Total Current Liabilities	$443,786	$2,553,320

Shareholders' Equity
Common stock at par (10,000,000 shares authorized, 3,202,820 and 3,286,882 outstanding at June 30, 2001 and December 31, 2000, respectively)	$32,028	$32,869
Additional paid-in capital	21,874,114	21,128,074
Accumulated deficit	(21,552,325)	(20,671,882)

Total Shareholders' Equity	$353,817	$489,061

Total Liabilities and Shareholders' Equity	$797,603	$3,042,381

See accompanying notes to financial statements.

LIGHTNING ROD SOFTWARE, INC.
Statements of Operations
For the three months and six months ended June 30, 2001 and 2000

	Unaudited		Unaudited

	3 Month Period	3 Month Period	6 Month Period	6 Month Period
	Ended 6/30/01	Ended 6/30/00	Ended 6/30/01	Ended 6/30/00

REVENUES
License	$300,503	$60,710	$481,440	$138,852
Services and other	343,200	83,651	606,787	160,184

Total Revenues	$643,703	$144,361	$1,088,227	$299,036

COST OF REVENUES
License	$451	$2,169	$1,479	$11,255
Services and other	354,427	283,167	674,726	588,965

Total Cost of Revenues	$354,878	$285,336	$676,205	$600,220

GROSS PROFIT/LOSS	$288,825	$(140,975)	$412,022	$(301,184)

OPERATING EXPENSES
Sales and marketing expenses	$9,275	$595,178	$74,901	$1,118,425
Research and development	69,255	452,070	342,800	855,320
General and administrative	372,865	589,304	868,224	1,202,988

Total Operating Expenses	$451,395	$1,636,552	$1,285,925	$3,176,733

Loss From Operations	$(162,570)	$(1,777,527)	$(873,903)	$(3,477,917)

Interest (income) / expense	$1,988	$(37,814)	$6,540	$63,066

Loss before Income Taxes	$(164,558)	$(1,739,713)	$(880,443)	$(3,540,983)

Income taxes	-	-	-	-

Net Loss	$(164,558)	$(1,739,713)	$(880,443)	$(3,540,983)

Earnings Per Share

Net loss per common share basic and fully diluted	$(0.05)	$(0.74)	$(0.27)	$(2.42)

Weighted average common shares	3,246,237	2,365,149	3,266,447	1,462,922

See accompanying notes to financial statements.

LIGHTNING ROD SOFTWARE, INC.
Statements of Cash Flows
For the six months ended June 30, 2001 and 2000

	Unaudited	Unaudited

	Six Months ended 06/30/01	Six Months ended 06/30/00

Cash flows from operating activities:
Net loss	$(880,443)	$(3,540,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,410	126,179
Compensatory stock options	-	11,438
Changes in operating assets and liabilities:
Account receivable	(115,958)	118,216
Prepaid expenses	(48,421)	(316,101)
Accounts payable, accrued expenses and deferred revenue	(14,335)	(987,527)

Net cash used in operating activities	$(934,747)	$(4,588,778)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	-	(239,353)

Net cash used in investing activities	$-	$(239,353)

Cash flows from financing activities:
Proceeds from issuance of short-term debt and notes payable	-	2,573,310
Payment of short-term debt and notes payable	(1,350,000)
Proceeds from issuance of common stock	-	8,491,815

Net cash provided by/(used in) financing activities	$(1,350,000)	$11,065,125

Net decrease in cash	$(2,284,747)	$6,236,994
Cash at beginning of period	2,413,746	121,383

Cash at end of period	$128,999	$6,358,377

See accompanying notes to financial statements.

LIGHTNING ROD SOFTWARE, INC.
Notes to Financial Statements
June 30, 2001
(Unaudited)

1) Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred accumulated losses through June 30, 2001 of $21,552,000.

In November 2000, the Company began to consider a number of potential actions that could be taken individually or collectively to reverse the Company’s operating losses and negative cash flow and raise additional capital to fund operations, as well as strategic options involving the sale of the Company or its assets, merger opportunities, or other business combinations.  In December 2000, the Company eliminated substantially all of its sales and marketing staff in order to conserve its remaining financial resources.  On March 2, 2001, the Company entered into a strategic agreement with Dialogic Corporation (“Dialogic”), a subsidiary of Intel, to license a key software product and to provide ongoing development and consulting services.  The full text of the agreements between the Company and Dialogic are included as exhibits 10.9 and 10.10 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

As previously disclosed, the ability of the Company to continue as a going concern was dependent upon whether it could generate significant additional revenue or raise additional capital to continue funding its operations prior to August 1, 2001.  During the course of fiscal 2001, it became increasingly clear that the ability of the Company to continue active business operations beyond August 1, 2001 depended to a significant degree on whether or not Dialogic exercised its option for a fully paid up software license on or before that date.  On August 1, 2001, the Company announced that Dialogic would not exercise its option to acquire a fully paid up software license and that, as a consequence, the Company would, amongst other actions, cease all significant business operations effective August 31, 2001.

The Company has licensed, pursuant to a Software License Agreement, its software ("Licensed Software") on a non-exclusive basis to Dialogic. The arrangement contemplates a sharing of royalties on the sale of the Licensed Software.  The Company believes that potential royalties under this Agreement could be significant depending on Dialogic’s success with continued development and marketing of the Licensed Software.  However, the amount, if any, and timing of such royalties is impossible to determine at this time and may never result in any meaningful value to the Company.  Additionally, in March 2001, the Company received a $500,000 prepayment against any future royalties.  Consequently, the Company would receive no additional royalties until the prepaid royalty is fully offset against actual royalties earned under the Software License Agreement.  Assuming that Dialogic meets with reasonable success in the development and marketing of the Licensed Software, the Company would not expect to receive additional royalty income from the Software License Agreement until at least the second half of 2002.

It is the Company's intention to attempt to maintain its existence as an inactive entity for a period of time sufficient to determine better the potential for royalty income under the Software License Agreement.  To this end two of the Company's current directors/officers have currently agreed to attempt to wind down outstanding business matters and to act on behalf of the Company without cash compensation for a reasonable period of time beyond August 31, 2001.  The Company is currently uncertain whether it can successfully compromise its remaining financial obligations within the amount of financial resources that may be available after August 31, 2001.  The Company is also uncertain as to whether sufficient resources will exist to allow the Company to continue preparing on a regular and ongoing basis public company reports and filings.  Given its limited resources, there is no assurance that the Company will be able to continue even as an inactive entity for the period of time that may be required to evaluate the potential of the Software License Agreement.

The accompanying financial statements do not include any adjustments, including those adjustments relating to the impairment of property and equipment or additional charges relating to operating lease commitments that may need to be recorded to reflect the cessation of active business operations after August 31, 2001.

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

3) Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented.  The Company has revised the historical amounts of net loss per common share, basic and fully diluted, to reflect a change in the weighted average number of shares outstanding at June 30, 2000.  The effect of the revision was to decrease the weighted average common shares outstanding by 245,889 shares and 946,642 shares, and increase the loss per share by $.07 and $.95 for the three and six months periods ended June 30, 2000.  The revision had no effect on previously reported earnings or earnings per share for fiscal 2000.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

4) Earnings Per Share

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

5) Fair Value Disclosure of Financial Instruments

The Company's financial instruments consist of short-term trade receivables and payables for which current carrying amounts are equal to or approximate fair market value.  Additionally, interest rates on outstanding debt are at rates that approximate market rates for debt with similar terms and maturities.

6) Recently Issued Accounting Pronouncements

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addresses accounting and financial reporting for business combinations.  This statement is effective in its entirety for the Company on January 1, 2002.  Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses accounting for intangible assets acquired individually or with a group of other assets, except for those acquired in a business combination.  This statement is effective in its entirety for the Company on January 1, 2002.  The Company does not believe that adoption of these statements will have a material impact on its results of operations or financial position.

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

REVENUES
Three Months Ended June 30, 2001 and 2000:  Total revenue increased by $500,000, or 347%, from $144,000 for the three months ended June 30, 2000 to $644,000 for the same period in 2001.  Revenue from software licenses increased by $240,000, or 393%, from $61,000 for the three months ended June 30, 2000 to $301,000 for the same period in 2001, and accounted for approximately 47% of total revenue.  During the quarter ended June 30, 2001, the Company recognized $250,000 of license revenue earned as a result of a software license agreement entered into between the Company and Dialogic in March 2001.  Services revenue increased by $259,000, or 308%, from $84,000 for the three months ended June 30, 2000 to $343,000 for the same period in 2001, and accounted for approximately 53% of total revenue.  Services revenue in the quarter ended June 30, 2001 included approximately $315,000 earned from Dialogic as a result of a consulting agreement entered into between the Company and Dialogic in March 2001.

As announced on August 1, 2001, as a result of Dialogic’s decision to not exercise its option for a fully paid up Software License and the Company’s lack of adequate resources to fund its operations, the Company has taken action to eliminate substantially all remaining employees and to cease all significant business operations effective August 31, 2001.  Consequently, the Company expects that the only revenue it will earn in the third quarter will be the balance of the prepaid license fee that Dialogic paid the Company in March 2001 that has been deferred to the third quarter in the amount of approximately $83,000 and two months of services revenue in the amount of approximately $200,000 for the months of July and August 2001 earned as a result of the consulting agreement between the Company and Dialogic.

Six Months Ended June 30, 2001 and 2000:  Total revenue increased by $789,000, or 264%, from $299,000 for the six months ended June 30, 2000 to $1,088,000 for the same period in 2001.  Revenue from software licenses increased by $342,000, or 246%, from $139,000 for the six months ended June 30, 2000 to $481,000 for the same period in 2001, and accounted for approximately 44% of total revenue.  License revenue earned as a result of a software license agreement entered into between the Company and Dialogic in March 2001 totaled $417,000 during the six months ended June 30, 2001.  Services revenue increased by $447,000, or 279%, from $160,000 for the six month period ended June 30, 2000 to $607,000 for the same period in 2001, and accounted for approximately 56% of total revenue.  Services revenue in the six-month period ended June 30, 2001 included approximately $529,000 earned from Dialogic as a result of a consulting agreement entered into between the Company and Dialogic in March 2001.

As announced on August 1, 2001, as a result of Dialogic’s decision to not exercise its option for a fully paid up Software License and the Company’s lack of adequate resources to fund its operations, the Company has taken action to eliminate substantially all remaining employees and to cease all significant business operations effective August 31, 2001.  Consequently, the Company expects that the only revenue it will earn in the third quarter will be the balance of the prepaid license fee that Dialogic paid the Company in March 2001 that has been deferred to the third quarter in the amount of approximately $83,000 and two months of services revenue in the amount of approximately $200,000 for the months of July and August 2001 earned as a result of the consulting agreement between the Company and Dialogic.

COST OF REVENUES
The Company’s cost of license revenue includes third-party software royalties, product packaging and documentation, production and delivery costs for shipments to customers.  The Company’s cost of services revenue consists primarily of personnel and system costs incurred in providing customer support and consulting services.  During the quarter ended March 31, 2001, the Company entered into a consulting agreement with Dialogic Corporation whereby the Company agreed to provide Dialogic with consulting and development services.  As a result of this consulting agreement, substantially all of the Company’s development efforts have been allocated to Dialogic.  Historically, research and development expenses have been classified as an operating expense of the Company.  Because of the agreement between the Company and Dialogic, and the services revenue stream that it generated, research and development expenses allocated to Dialogic are being classified as a cost of services revenue in the accompanying financial statements included in this report for the three and six month periods ended June 30, 2001 and 2000.

Three Months Ended June 30, 2001 and 2000:  Total cost of revenue increased by $70,000, or 25%, from $285,000 for the three months ended June 30, 2000 to $355,000 for the same period in 2001.  The cost of license revenue decreased by $2,000, or 100%, from $2,000 for the three months ended June 30, 2000 to $0 for the same period in 2001.  The decrease in the cost of license revenue is a result of the decrease in licensing revenue resulting from end users for the quarter ended June 30, 2001 compared to the prior year quarter.

The cost of services revenue increased by $71,000, or 25%, from $283,000 for the three months ended June 30, 2000 to $354,000 for the same period in 2001, and accounted for almost 100% of total cost of revenue.  Research and development expenses in the amount of $267,000 were allocated to the Dialogic development and consulting services effort and have been classified as a cost of services revenue for the three months ended June 30, 2001.  These research and development costs account for approximately 75% of the total cost of services revenue for the period ended June 30, 2001.  The remaining $87,000 of cost of services revenue consist primarily of personnel and system costs incurred in providing customer support to the Company’s installed customer base, and account for approximately 25% of the total cost of services revenue in the current period.

Absent the classification of research and development expenses allocated to the Dialogic development and consulting efforts, the cost of services revenue would have decreased by $196,000, or 69%, from $283,000 for the period ended June 30, 2000 to $87,000 for the same period in 2001.

Six Months Ended June 30, 2001 and 2000:  Total cost of revenue increased by $76,000, or 13%, from $600,000 for the six months ended June 30, 2000 to $676,000 for the same period in 2001.  The cost of license revenue decreased by $10,000, or 91%, from $11,000 for the six months ended June 30, 2000 to $1,000 for the same period in 2001.  The decrease in the cost of license revenue is a result of the decrease in licensing revenue resulting from end users for the six months ended June 30, 2001 compared to the prior year period.

The cost of services revenue increased by $86,000, or 15%, from $589,000 for the six months ended June 30, 2000 to $675,000 for the same period in 2001, and accounted for almost 100% of total cost of revenue.  Research and development expenses in the amount of $438,000 were allocated to the Dialogic development and consulting services effort and have been classified as a cost of services revenue for the six months ended June 30, 2001.  These research and development costs account for approximately 65% of the total cost of services revenue for the period ended June 30, 2001.  The remaining $237,000 of cost of services revenue consist primarily of personnel and system costs incurred in providing customer support to the Company’s installed customer base, and account for approximately 25% of the total cost of services revenue in the current period.

Absent the classification of research and development expenses allocated to the Dialogic development and consulting efforts, the cost of services revenue would have decreased by $352,000, or 60%, from $589,000 for the period ended June 30, 2000 to $237,000 for the same period in 2001.

SALES AND MARKETING
Three Months Ended June 30, 2001 and 2000:  Sales and marketing expenses decreased by $586,000, or 98%, from $595,000 for the three months ended June 30, 2000 to $9,000 for the same period in 2001.  As a percentage of revenue, sales and marketing expenses decreased from 413% to less than 2%.  The reduction in sales and marketing expenses is a result of the Company’s workforce reduction that was effected beginning in December 2000 to reduce its operating expenses and conserve its cash resources.  The workforce reduction resulted in the elimination of substantially all of the Company’s sales and marketing expenses excluding those related to supporting its partners or those for which it is otherwise contractually obligated.

Six Months Ended June 30, 2001 and 2000:  Sales and marketing expenses decreased by $1,043,000, or 93%, from $1,118,000 for the six months ended June 30, 2000 to $75,000 for the same period in 2001.  As a percentage of revenue, sales and marketing expenses decreased from 374% to 7%.  The reduction in sales and marketing expenses is a result of the Company’s workforce reduction that was effected beginning in December 2000 to reduce its operating expenses and conserve its cash resources.  The workforce reduction resulted in the elimination of substantially all of the Company’s sales and marketing expenses excluding those related to supporting its partners or those for which it is otherwise contractually obligated.

RESEARCH AND DEVELOPMENT
Three Months Ended June 30, 2001 and 2000:  Research and development expense decreased by $383,000, or 85%, from $452,000 for the three months ended June 30, 2000 to $69,000 for the same period in 2001.  Research and development expenses as a percentage of revenue decreased from 314% to 11%.  As previously discussed, $267,000 of research and development expense allocated to the Dialogic development and consulting efforts have been classified as a cost of services revenue in the period ended June 30, 2001.  Total research and development expenses for the period ended June 30, 2001 would have been $336,000 absent the classification of the expenses allocated to the Dialogic development and consulting efforts to cost of services revenue.  On May 1, 2001, the Company completed a workforce reduction that included the elimination of substantially all of the Company’s research and development personnel not allocated to the Dialogic development and consulting efforts.

Six Months Ended June 30, 2001 and 2000:  Research and development expense decreased by $512,000, or 60%, from $855,000 for the six months ended June 30, 2000 to $343,000 for the same period in 2001.  Research and development expenses as a percentage of revenue decreased from 286% to 32%.  As previously discussed, $438,000 of research and development expense allocated to the Dialogic development and consulting efforts have been classified as a cost of services revenue in the period ended June 30, 2001.  Total research and development expenses for the period ended June 30, 2001 would have been $781,000 absent the classification of the expenses allocated to the Dialogic development and consulting efforts to cost of services revenue.  On May 1, 2001, the Company completed a workforce reduction that included the elimination of substantially all of the Company’s research and development personnel not allocated to the Dialogic development and consulting efforts.

GENERAL AND ADMINISTRATIVE
General and administrative expenses are composed principally of salaries of administrative and technical support personnel, fees for legal and accounting services, depreciation and amortization, and facilities expenses.

Three Months Ended June 30, 2001 and 2000:  General and administrative expenses decreased by $216,000, or 37%, from $589,000 for the three months ended June 30, 2000 to $373,000 for the same period in 2001.  As a percentage of revenues, general and administrative expenses decreased from 409% to 58%.  Reductions in salary and consulting expenses led to the decrease in general and administrative expenses.  General and administrative expenses are expected to increase in the third fiscal quarter of 2001 as additional charges relating to operating leases and the impairment of property and equipment may be recorded because of the Company’s decision to cease most business operations after August 31, 2001.

Six Months Ended June 30, 2001 and 2000:  General and administrative expenses decreased by $335,000, or 28%, from $1,203,000 for the six months ended June 30, 2000 to $868,000 for the same period in 2001.  As a percentage of revenues, general and administrative expenses decreased from 402% to 80%.  Reductions in salary and consulting expenses led to the decrease in general and administrative expenses.

NET INTEREST EXPENSE / INCOME
Three Months Ended June 30, 2001 and 2000:  The Company recorded net interest expense of $2,000 for the three months ended June 30, 2001 compared to net interest income of $38,000 for the same period in 2000.  The net change from year to year was due to a significant reduction in the amount of cash that the Company had to invest during this year as the Company funded its operating losses and paid its secured debtors.

Six Months Ended June 30, 2001 and 2000:  Net interest expense decreased by $56,000, 89%, from $63,000 for the six months ended June 30, 2000 to $7,000 for the same period in 2001.  The net change from year to year was due to the significant reduction in the amount of interest bearing debt of the Company that was realized as a result of the merger between Atio Corporation USA, Inc. and CE Software Holdings, Inc. that was completed on April 28, 2000.

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

Additionally, in accordance with the Merger Agreement, LROD was holding as collateral 314,062 shares owned by Atio International to secure Atio International’s commitment to purchase an additional 314,062 shares of common stock at $6.48 per share ($2,035,000 in the aggregate). Atio International’s commitment has been partially satisfied by providing financial support to LROD’s software development team in South Africa prior to the team’s relocation to the United States in mid 2000.  Atio International did not complete the purchase of the additional stock as required by the Merger Agreement beyond that reflected by its financial support of the development team.  In May 2001 an agreement between the Company and Atio International was finalized and 115,000 shares of the collateralized stock were released to Atio International.  The remaining 199,062 shares held as collateral were retired, reducing the outstanding shares of the Company.

As part of this settlement, Atio (Pty) and Atio International agreed to accept 115,000 of newly issued shares of common stock as payment in full on a net liability due to affiliate in the amount of $745,200.  This transaction was recorded in May 2001 as a non-cash capital transaction resulting in the retirement of the net liability due to affiliate for the issuance of 115,000 shares of the Company’s stock.

The Company’s secured debt at March 31, 2001 of $1,350,000 was originally scheduled to mature on June 1, 2001.  On March 21, 2001, the Company agreed to accelerate the payment of the secured debt by making $450,000 principal payments on April 1, 2001 and May 1, 2001 and then paying the remaining principal balance of $450,000 on June 1, 2001 as was originally scheduled.  The Company also agreed to certain accelerated remedy rights in the event of a default on any of these payments.  The principal and interest payments required under the revised schedule were made and the Company’s secured debt was retired in its entirety on June 1, 2001.

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

Under the terms of the agreements between the Company and Dialogic, Dialogic agreed to prepay $500,000 of license fees to license the Company’s software and to enter into an additional agreement under which Dialogic would have an option, exercisable until August 1, 2001, to convert the license into a fully paid up license by paying a one-time license fee of an additional $2,000,000.  Dialogic also agreed to pay the Company $100,000 per month for development and consulting services retroactive to January 28, 2001.  The initial $500,000 license fee was paid in March 2001, and the Company recognized $167,000 and $250,000, respectively, of license revenue from this prepaid license fee in the quarters ended March 31, 2001 and June 30, 2001, with the balance deferred to the third fiscal quarter.  The Company has provided ongoing development and consulting services to Dialogic as provided for in the agreements.

A substantial portion of the Company’s revenue in fiscal 2001 has been derived from the Company’s agreements with Dialogic.  As a consequence, on May 1, 2001, the Company further reduced its staffing level, and the Company’s remaining executives agreed to salary reductions, pending Dialogic’s decision, expected on or before August 1, 2001, to exercise its option for a fully paid up license.  The Company also continued to explore additional strategic alternatives.  On July 30, 2001, Dialogic notified the Company that it did not intend to exercise its option for a fully paid up software license but would continue to license the Company’s software pursuant to a Software License Agreement dated February 16, 2001.  Because the Company’s ability to continue active operations depended upon receipt of the $2 million that it would have been entitled to receive had Dialogic exercised its option to acquire a fully paid up license, the Company announced on August 1, 2001 that it has decided to cease all significant business operations and has taken action to terminate substantially all of its remaining employees effective August 31, 2001.  If the Company is unable to maintain any significant active operations beyond August 31, 2001, additional charges, relating primarily to operating leases and the impairment of property and equipment may have to be recorded.

The Company’s capital resources at June 30, 2001, consisting primarily of $129,000 in cash and cash equivalents, are being used to fund its limited remaining operations through August 31, 2001.

The Company has licensed, pursuant to a Software License Agreement, its software ("Licensed Software") on a non-exclusive basis to Dialogic. The arrangement contemplates a sharing of royalties on the sale of the Licensed Software.  The Company believes that potential royalties under this Agreement could be significant depending on Dialogic’s success with continued development and marketing of the Licensed Software.  However, the amount, if any, and timing of such royalties is impossible to determine at this time and may never result in any meaningful value to the Company.  Additionally, in March 2001, the Company received a $500,000 prepayment against any future royalties.  Consequently, the Company would receive no additional royalties until the prepaid royalty is fully offset against actual royalties earned under the Software License Agreement.  Assuming that Dialogic meets with reasonable success in the development and marketing of the Licensed Software, the Company would not expect to receive additional royalty income from the Software License Agreement until at least the second half of 2002.

It is the Company's intention to attempt to maintain its existence as an inactive entity for a period of time sufficient to determine better the potential for royalty income under the Software License Agreement.  To this end two of the Company's current directors/officers have currently agreed to attempt to wind down outstanding business matters and to act on behalf of the Company without cash compensation for a reasonable period of time beyond August 31, 2001.  The Company is currently uncertain whether it can successfully compromise its remaining financial obligations within the amount of financial resources that may be available after August 31, 2001.  The Company is also uncertain as to whether sufficient resources will exist to allow the Company to continue preparing on a regular and ongoing basis public company reports and filings.  Given its limited resources, there is no assurance that the Company will be able to continue even as an inactive entity for the period of time that may be required to evaluate the potential of the Software License Agreement.

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

On August 1, 2001, the Registrant announced that Dialogic Corporation would not exercise its option to acquire a fully paid up software license and that as a consequence, the Company has decided to cease all significant business operations and has taken action to terminate substantially all remaining employees effective August 31, 2001. The full text of the press release is set forth in Exhibit 99.1 which is attached hereto and incorporated in this report as if fully set forth herein.

On August 2, 2001, the Registrant announced that it had been notified that the Nasdaq Listing Qualifications Panel denied its appeal of the Nasdaq Staff Determination to delist the Company’s shares from the Nasdaq SmallCap Market. The full text of the press release is set forth in Exhibit 99.2 which is attached hereto and incorporated in this report as if fully set forth herein.

On August 14, 2001, the outside directors of the Registrant, Mr. Thomas F. Madison, Mr. James E. Ousley, and Mr. Sven A. Wehrwein, resigned from the Board of Directors.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits
See Exhibit Index on page following signatures.

(b) Reports on Form 8-K

On April 3, 2001, a report on Form 8-K was filed announcing the Registrant’s 4th quarter and fiscal year ended December 31, 2000 earnings results.

On May 1, 2001, a report on Form 8-K was filed announcing further staff reductions by the Registrant and its intention to focus its remaining resources on supporting Dialogic Corporation and Registrant’s existing customers and partners pending Dialogic’s decision, expected on or before August 1, 2001, to opt or not for a fully paid up license.

There were no other reports on Form 8-K filed in the second quarter of fiscal 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTNING ROD SOFTWARE, INC.
(Registrant)

Signature	Title	Date

/s/ Willem J. Ellis		August 14, 2001
President, Chief Executive
(Willem J. Ellis)	Officer, and Director

/s/ Thomas J. Patin		August 14, 2001
General Counsel
(Thomas J. Patin)

/s/ Scott R. Bruflodt		August 14, 2001
Controller
(Scott R. Bruflodt)

EXHIBIT INDEX

Exhibit
Number Description

99.1	Press release dated August 1, 2001 announcing that Dialogic Corporation will not exercise its option for a fully paid up software license.

99.2	Press release dated August 2, 2001 announcing that the Company has been notified that the Nasdaq Listing Qualifications Panel has denied the Company’s appeal of the Nasdaq Staff Determination to delist its shares.