Form 10QSB
period 2001-09-30
LIGHTNING ROD SOFTWARE INC
filed 2001-11-13
CIK 866283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934 for the quarterly period ended September 30, 2001.

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

                                                                                YES   ☒      NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

November 9, 2001      Common Stock         3,202,820

Transitional Small Business Disclosure Format (check one):                       YES ☐  NO ☒

LIGHTNING ROD SOFTWARE, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

Lightning Rod Software, Inc.

September 30, 2001 and December 31, 2000

	(Unaudited)09/30/2001	12/31/00
ASSETS

Current Assets

Cash and cash equivalents	$43,078	$2,413,746
Accounts receivable (net)	19,883	21,014
Prepaid expenses	131,981	171,524

Total Current Assets	194,942	2,606,284

Property and equipment (net)	74,677	436,097

Total Assets	$269,619	$3,042,381

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$113,611	$423,257
Due to related parties	-	745,200
Deferred revenue	23,441	34,863
Notes payable	-	1,350,000

Total Current Liabilities	$137,052	$2,553,320

Shareholders' Equity

Common stock at par (10,000,000 shares authorized, 3,202,820 and 3,286,882 outstanding at September 30, 2001 and December 31, 2000, respectively)	$32,028	$32,869
Additional paid-in capital	21,874,114	21,128,074
Accumulated deficit	(21,773,575)	(20,671,882)

Total Shareholders' Equity	$132,567	$489,061

Total Liabilities and Shareholders' Equity	$269,619	$3,042,381

See accompanying notes to financial statements.

LIGHTNING ROD SOFTWARE, INC.

Statements of Operations

For the three months and nine months ended September 30, 2001 and 2000

	Unaudited		Unaudited
	3 Month Period Ended 9/30/01	3 Month Period Ended 9/30/00	9 Month Period Ended 9/30/01	9 Month Period Ended 9/30/00

REVENUES

License	$83,333	$231,241	$564,773	$371,054
Services and other	208,320	109,174	815,107	268,396

Total Revenues	$291,653	$340,415	$1,379,880	$639,450

COST OF REVENUES

License	$2,794	$-	$4,273	$11,255
Services and other	178,436	242,906	853,162	831,870

Total Cost of Revenues	$181,230	$242,906	$857,435	$843,125

GROSS PROFIT/(LOSS)	$110,423	$97,509	$522,445	$(203,675)

OPERATING EXPENSES

Sales and marketing expenses	$-	$686,090	$74,901	$1,804,514
Research and development	10,328	820,445	353,128	1,675,765
General and administrative	321,632	567,316	1,189,856	1,770,304

Total Operating Expenses	$331,960	$2,073,851	$1,617,885	$5,250,583

Loss From Operations	$(221,537)	$(1,976,342)	$(1,095,440)	$(5,454,258)

Interest (income) / expense	$(287)	$(18,668)	$6,253	$44,398

Loss before Income Taxes	$(221,250)	$(1,957,674)	$(1,101,693)	$(5,498,656)

Income taxes	-	-	-	-

Net Loss	$(221,250)	$(1,957,674)	$(1,101,693)	$(5,498,656)

Earnings Per Share

Net loss per common share basic and fully diluted	$(0.07)	$(0.60)	$(0.34)	$(2.66)
Weighted average common shares	3,202,820	3,267,693	3,245,005	2,068,904

See accompanying notes to financial statements.

LIGHTNING ROD SOFTWARE, INC.

Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000

	Unaudited	Unaudited
	Nine Months ended 09/30/01	Nine Months ended 09/30/00

Cash flows from operating activities:
Net loss	$(1,101,693)	$(5,498,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,850	195,904
Impairment of long lived assets held for sale	163,000	-
Compensatory stock options	-	17,156
Changes in operating assets and liabilities:
Account receivable	1,131	111,390
Prepaid expenses	39,543	(349,418)
Accounts payable, accrued expenses and deferred revenue	(321,069)	(898,774)
Net cash used in operating activities	$(1,051,238)	$(6,422,398)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	-	(442,456)
Proceeds from disposal of equipment	30,570	-
Net cash used in investing activities	$30,570	$(442,456)

Cash flows from financing activities:
Proceeds from issuance of short-term debt and notes payable	-	2,573,310
Payment of short-term debt and notes payable	(1,350,000)
Proceeds from issuance of common stock	-	8,491,815
Net cash provided by/(used in) financing activities	$(1,350,000)	$11,065,125

Net decrease in cash	$(2,370,668)	$4,200,271
Cash at beginning of period	2,413,746	121,383
Cash at end of period	$43,078	$4,321,654

See accompanying notes to financial statements.

LIGHTNING ROD SOFTWARE, INC.

Notes to Financial Statements

September 30, 2001

(Unaudited)

1)   Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred accumulated losses through September 30, 2001 of $21,774,000.

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

It is the Company's intention to attempt to maintain its existence as an inactive entity for a period of time sufficient to determine better the potential for royalty income under the Software License Agreement.  To this end, the Company's sole current director/officer has currently agreed to attempt to wind down outstanding business matters and to act on behalf of the Company without cash compensation for a reasonable period of time beyond September 30, 2001.  The Company believes that it can successfully compromise its remaining material financial obligations within the amount of financial resources that may be available after September 30, 2001.  However, the Company is uncertain as to whether sufficient human and financial resources will exist to allow the Company to continue preparing on a regular and ongoing basis public company reports and filings and otherwise to conduct even minimal business operations for a sustained period of time.  Given its limited resources, there is no assurance that the Company will be able to continue even as an inactive entity for the period of time that may be required to evaluate the potential of the Software License Agreement.

The accompanying financial statements include an impairment charge recorded in the period ended September 30, 2001 of $163,000 to reflect a reduction in the net realizable value of the Company’s property and equipment.  The Company’s property and equipment is composed primarily of office furniture and fixtures, computer equipment and leasehold improvements.  The impairment charge was recorded against furniture and fixtures and computer equipment that is no longer being used in ongoing operations of the Company.  The Company considered the age and condition of the furniture and fixtures and computer equipment as well as pricing for comparable items from after market vendors in determining the net realizable value for the assets and the amount of the impairment charge.

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

3) Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented.  The Company has revised the historical amounts of net loss per common share, basic and fully diluted, to reflect a change in the weighted average number of shares outstanding at September 30, 2000.  The effect of the revision was to decrease the weighted average common shares outstanding by 0 shares and 481,264 shares, and increase the loss per share by $.00 and $.50 for the three and nine months periods ended September 30, 2000.  The revision had no effect on previously reported earnings or earnings per share for fiscal 2000.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

REVENUES

Three Months Ended September 30, 2001 and 2000:  Total revenue decreased by $48,000, or 14%, from $340,000 for the three months ended September 30, 2000 to $292,000 for the same period in 2001.  Revenue from software licenses decreased by $148,000, or 64%, from $231,000 for the three months ended September 30, 2000 to $83,000 for the same period in 2001, and accounted for approximately 29% of total revenue.  During the quarter ended September 30, 2001, all of the license revenue recognized by the Company was earned as a result of a software license agreement entered into between the Company and Dialogic in March 2001.  Services revenue increased by $99,000, or 91%, from $109,000 for the three months ended September 30, 2000 to $208,000 for the same period in 2001, and accounted for approximately 71% of total revenue.  Substantially all of the services revenue recognized by the Company in the quarter ended September 30, 2001 was earned from Dialogic as a result of a consulting agreement entered into between the Company and Dialogic in March 2001.

As announced on August 1, 2001, as a result of Dialogic’s decision to not exercise its option for a fully paid up Software License and the Company’s lack of adequate resources to fund its operations, the Company took action to eliminate substantially all remaining employees and to cease all significant business operations effective August 31, 2001.  Consequently, the only revenue the Company could earn in the fourth quarter would be from its existing reseller agreements.  The amount, if any, of such revenue is not determinable.

Nine Months Ended September 30, 2001 and 2000:  Total revenue increased by $741,000, or 116%, from $639,000 for the nine months ended September 30, 2000 to $1,380,000 for the same period in 2001.  Revenue from software licenses increased by $194,000, or 52%, from $371,000 for the nine months ended September 30, 2000 to $565,000 for the same period in 2001, and accounted for approximately 41% of total revenue.  License revenue earned as a result of a software license agreement entered into between the Company and Dialogic in March 2001 totaled $500,000 during the nine months ended September 30, 2001.  Services revenue increased by $547,000, or 204%, from $268,000 for the nine month period ended September 30, 2000 to $815,000 for the same period in 2001, and accounted for approximately 59% of total revenue.  Services revenue in the nine-month period ended September 30, 2001 included approximately $737,000 earned from Dialogic as a result of a consulting agreement entered into between the Company and Dialogic in March 2001.

As announced on August 1, 2001, as a result of Dialogic’s decision to not exercise its option for a fully paid up Software License and the Company’s lack of adequate resources to fund its operations, the Company took action to eliminate substantially all remaining employees and to cease all significant business operations effective August 31, 2001.  Consequently, the only revenue the Company could earn in the fourth quarter would be from its existing reseller agreements.  The amount, if any, of such revenue is not determinable.

COST OF REVENUES

The Company’s cost of license revenue includes third-party software royalties, product packaging and documentation, production and delivery costs for shipments to customers.  The Company’s cost of services revenue consists primarily of personnel and system costs incurred in providing customer support and consulting services.  During the quarter ended March 31, 2001, the Company entered into a consulting agreement with Dialogic Corporation whereby the Company agreed to provide Dialogic with consulting and development services.  As a result of this consulting agreement, substantially all of the Company’s development efforts have been allocated to Dialogic.  Historically, research and development expenses have been classified as an operating expense of the Company.  Because of the agreement between the Company and Dialogic, and the services revenue stream that it generated, research and development expenses allocated to Dialogic are being classified as a cost of services revenue in the accompanying financial statements included in this report for the three and nine month periods ended September 30, 2001 and 2000.

Three Months Ended September 30, 2001 and 2000:  Total cost of revenue decreased by $62,000, or 26%, from $243,000 for the three months ended September 30, 2000 to $181,000 for the same period in 2001.  The cost of license revenue increased by $3,000, from $0 for the three months ended September 30, 2000 to $3,000 for the same period in 2001.

The cost of services revenue decreased by $65,000, or 27%, from $243,000 for the three months ended September 30, 2000 to $178,000 for the same period in 2001.  Research and development expenses in the amount of $156,000 were allocated to the Dialogic development and consulting services effort and have been classified as a cost of services revenue for the three months ended September 30, 2001.  These research and development costs account for approximately 88% of the total cost of services revenue for the period ended September 30, 2001.  The remaining $22,000 of cost of services revenue consist primarily of personnel and system costs incurred in providing customer support to the Company’s installed customer base, and account for approximately 12% of the total cost of services revenue in the current period.

Absent the classification of research and development expenses allocated to the Dialogic development and consulting efforts, the cost of services revenue would have decreased by $221,000, or 91%, from $243,000 for the period ended September 30, 2000 to $22,000 for the same period in 2001.

Nine Months Ended September 30, 2001 and 2000:  Total cost of revenue increased by $14,000, or 2%, from $843,000 for the nine months ended September 30, 2000 to $857,000 for the same period in 2001.  The cost of license revenue decreased by $7,000, or 64%, from $11,000 for the nine months ended September 30, 2000 to $4,000 for the same period in 2001.

The cost of services revenue increased by $21,000, or 3%, from $832,000 for the nine months ended September 30, 2000 to $853,000 for the same period in 2001.  Research and development expenses in the amount of $594,000 were allocated to the Dialogic development and consulting services effort and have been classified as a cost of services revenue for the nine months ended September 30, 2001.  These research and development costs account for approximately 70% of the total cost of services revenue for the period ended September 30, 2001.  The remaining $259,000 of cost of services revenue consist primarily of personnel and system costs incurred in providing customer support to the Company’s installed customer base, and account for approximately 30% of the total cost of services revenue in the current period.

Absent the classification of research and development expenses allocated to the Dialogic development and consulting efforts, the cost of services revenue would have decreased by $573,000, or 69%, from $832,000 for the period ended September 30, 2000 to $259,000 for the same period in 2001.

SALES AND MARKETING

Three Months Ended September 30, 2001 and 2000:  Sales and marketing expenses decreased by $686,000, or 100%, from $686,000 for the three months ended September 30, 2000 to $0 for the same period in 2001.  As a percentage of revenue, sales and marketing expenses decreased from 202% to 0%.  The reduction in sales and marketing expenses is a result of the Company’s workforce reduction that was effected beginning in December 2000 to reduce its operating expenses and conserve its cash resources.  The workforce reduction resulted in the elimination of substantially all of the Company’s sales and marketing expenses excluding those related to supporting its partners or those for which it is otherwise contractually obligated.

Nine Months Ended September 30, 2001 and 2000:  Sales and marketing expenses decreased by $1,730,000, or 96%, from $1,805,000 for the nine months ended September 30, 2000 to $75,000 for the same period in 2001.  As a percentage of revenue, sales and marketing expenses decreased from 282% to 5%.  The reduction in sales and marketing expenses is a result of the Company’s workforce reduction that was effected beginning in December 2000 to reduce its operating expenses and conserve its cash resources.  The workforce reduction resulted in the elimination of substantially all of the Company’s sales and marketing expenses excluding those related to supporting its partners or those for which it is otherwise contractually obligated.

RESEARCH AND DEVELOPMENT

Three Months Ended September 30, 2001 and 2000:  Research and development expense decreased by $810,000, or 99%, from $820,000 for the three months ended September 30, 2000 to $10,000 for the same period in 2001.  Research and development expenses as a percentage of revenue decreased from 241% to 3%.  As previously discussed, $156,000 of research and development expense allocated to the Dialogic development and consulting efforts have been classified as a cost of services revenue in the period ended September 30, 2001.  Total research and development expenses for the period ended September 30, 2001 would have been $166,000 absent the classification of the expenses allocated to the Dialogic development and consulting efforts to cost of services revenue.  On May 1, 2001, the Company completed a workforce reduction that included the elimination of substantially all of the Company’s research and development personnel not allocated to the Dialogic development and consulting efforts.

Nine Months Ended September 30, 2001 and 2000:  Research and development expense decreased by $1,323,000, or 79%, from $1,676,000 for the nine months ended September 30, 2000 to $353,000 for the same period in 2001.  Research and development expenses as a percentage of revenue decreased from 262% to 26%.  As previously discussed, $594,000 of research and development expense allocated to the Dialogic development and consulting efforts have been classified as a cost of services revenue in the period ended September 30, 2001.  Total research and development expenses for the period ended September 30, 2001 would have been $947,000 absent the classification of the expenses allocated to the Dialogic development and consulting efforts to cost of services revenue.  On May 1, 2001, the Company completed a workforce reduction that included the elimination of substantially all of the Company’s research and development personnel not allocated to the Dialogic development and consulting efforts.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are composed principally of salaries of administrative and technical support personnel, fees for legal and accounting services, depreciation and amortization, and facilities expenses.

Three Months Ended September 30, 2001 and 2000:  General and administrative expenses decreased by $245,000, or 43%, from $567,000 for the three months ended September 30, 2000 to $322,000 for the same period in 2001.  As a percentage of revenues, general and administrative expenses decreased from 167% to 110%.  Reductions in salary and consulting expenses led to the decrease in general and administrative expenses.  Because of the Company’s decision to cease most business operations after August 31, 2001, an impairment charge of $163,000 was recorded in the period ended September 30, 2001, to reflect a reduction in the net realizable value of the Company’s property and equipment.

Nine Months Ended September 30, 2001 and 2000:  General and administrative expenses decreased by $580,000, or 33%, from $1,770,000 for the nine months ended September 30, 2000 to $1,190,000 for the same period in 2001.  As a percentage of revenues, general and administrative expenses decreased from 277% to 86%.  Reductions in salary and consulting expenses led to the decrease in general and administrative expenses.

NET INTEREST EXPENSE / INCOME

Three Months Ended September 30, 2001 and 2000:  The Company recorded net interest income of $0 for the three months ended September 30, 2001 compared to net interest income of $19,000 for the same period in 2000.  The net change from year to year was due to a significant reduction in the amount of cash that the Company had to invest during this year as the Company funded its operating losses and paid its secured debtors.

Nine Months Ended September 30, 2001 and 2000:  Net interest expense decreased by $38,000, 86%, from $44,000 for the nine months ended September 30, 2000 to $6,000 for the same period in 2001.  The net change from year to year was due to the significant reduction in the amount of interest bearing debt of the Company that was realized as a result of the merger between Atio Corporation USA, Inc. and CE Software Holdings, Inc. that was completed on April 28, 2000.

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

Under the terms of the agreements between the Company and Dialogic, Dialogic agreed to prepay $500,000 of license fees to license the Company’s software and to enter into an additional agreement under which Dialogic would have an option, exercisable until August 1, 2001, to convert the license into a fully paid up license by paying a one-time license fee of an additional $2,000,000.  Dialogic also agreed to pay the Company $100,000 per month for development and consulting services retroactive to January 28, 2001.  The initial $500,000 license fee was paid in March 2001, and the Company recognized $167,000, $250,000, and $83,000, respectively, of license revenue from this prepaid license fee in the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001.  The Company provided ongoing development and consulting services to Dialogic as provided for in the agreements through August 31, 2001.

A substantial portion of the Company’s revenue in fiscal 2001 has been derived from the Company’s agreements with Dialogic.  As a consequence, on May 1, 2001, the Company further reduced its staffing level, and the Company’s remaining executives agreed to salary reductions, pending Dialogic’s decision, expected on or before August 1, 2001, to exercise its option for a fully paid up license.  The Company also continued to explore additional strategic alternatives.  On July 30, 2001, Dialogic notified the Company that it did not intend to exercise its option for a fully paid up software license but would continue to license the Company’s software pursuant to a Software License Agreement dated February 16, 2001.  Because the Company’s ability to continue active operations depended upon receipt of the $2 million that it would have been entitled to receive had Dialogic exercised its option to acquire a fully paid up license, the Company announced on August 1, 2001 that it had decided to cease all significant business operations and had taken action to terminate substantially all of its remaining employees effective August 31, 2001.

The Company’s capital resources at September 30, 2001, consisting primarily of $43,000 in cash and cash equivalents, are being used to fund its limited remaining operations.

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

It is the Company's intention to attempt to maintain its existence as an inactive entity for a period of time sufficient to determine better the potential for royalty income under the Software License Agreement.  To this end, the Company's sole current director/officer has currently agreed to attempt to wind down outstanding business matters and to act on behalf of the Company without cash compensation for a reasonable period of time beyond September 30, 2001.  The Company believes that it can successfully compromise its remaining financial obligations within the amount of financial resources that may be available after September 30, 2001.  However, the Company is uncertain as to whether sufficient human and financial resources will exist to allow the Company to continue preparing on a regular and ongoing basis public company reports and filings and otherwise to conduct even minimal business operations for a sustained period of time.  Given its limited resources, there is no assurance that the Company will be able to continue even as an inactive entity for the period of time that may be required to evaluate the potential of the Software License Agreement.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On August 31, 2001, the Registrant entered into a certain Sublease Letter Agreement with Dialogic Corporation, Creative Publishing, Inc. and Green Oak Associates whereby Dialogic Corporation will sublet a portion of Lightning Rod Software, Inc.’s currently leased premises at 5900 Green Oak Drive, Suite 100, Minnetonka, MN  55343, for the period from September 1, 2001 through February 28, 2002.  The full text of the Sublease Letter Agreement is set forth in Exhibit 99.1 which is attached hereto and incorporated in this report as if fully set forth herein.

On September 10, 2001, Mr. Willem Ellis, resigned from his positions as President and CEO of the Registrant and Chairman of its Board of Directors.

On September 10, 2001, the Registrant entered into a certain Reseller and Support Agreement with The Support Department, a company established under the laws of the State of Minnesota whose principal owner and shareholder is Mr. Willem Ellis, the former President and CEO of the Registrant.  The full text of the Reseller and Support Agreement is set forth in Exhibit 99.2 which is attached hereto and incorporated in this report as if fully set forth herein.

On October 1, 2001, the Registrant entered into a certain Letter Agreement Regarding Sublease Liability with Creative Publishing international, Inc. wherein the terms of its remaining obligations under the Sublease Agreement dated July 12, 2000 between the Registrant and Creative Publishing international, Inc. were amended so as to make any net unpaid liability existing at May 31, 2002 under the Sublease Agreement payable to Creative Publishing international, Inc. from cash proceeds received after September 1, 2001 from Dialogic Corporation for license fees.  The full text of the Letter Agreement Regarding Sublease Liability is set forth in Exhibit 99.3 which is attached hereto and incorporated in this report as if set forth herein.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index on page following signatures.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed in the third quarter of fiscal 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTNING ROD SOFTWARE, INC.

(Registrant)

Signature	Title	Date

/s/ Thomas J. Patin	General Counsel and	November 13, 2001
(Thomas J. Patin)	Acting CEO

/s/ Scott R. Bruflodt	Controller	November 13, 2001
(Scott R. Bruflodt)

EXHIBIT INDEX

Exhibit

Number Description

99.1         Sublease Letter Agreement by and between the Company, Dialogic Corporation, Creative Publishing international. Inc. and Green Oak Associated dated August 31, 2001.

99.2         Reseller And Support Agreement between the Company and The Support Department dated September 10, 2001.

99.3         Letter Agreement Regarding Sublease Liability between the Company and Creative Publishing international. Inc. dated October 1, 2001.