Form 10KSB
period 2001-12-31
LIGHTNING ROD SOFTWARE INC
filed 2002-06-13
CIK 866283

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

Commission File No.:  0-18809

Lightning Rod Software, Inc.

(Name of Small Business Issuer as specified in its charter)

Delaware	41-1614808
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5720 Smetana Drive, Suite 300 Minnetonka, MN 55343

(Address of principal executive offices)(Zip Code)

Issuer’s telephone number, including area code: (952) 939-3946

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, par value $.01 per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year:  $1,442,792

The aggregate market value of the Common Stock held by shareholders other than officers, directors and holders of more than 5% of the outstanding stock of the Registrant as of April 29, 2002 was approximately $1,792,000 based upon the closing price of the Registrant’s Common Stock on such date.

There were 3,202,820 shares of Common Stock outstanding as of April 29, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one).  Yes ☐  No ☒

LIGHTNING ROD SOFTWARE, INC.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-KSB

FOR YEAR ENDED DECEMBER 31, 2001

PART I

The following contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Lightning Rod Software, Inc.’s actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-KSB.

ITEM 1.          DESCRIPTION OF BUSINESS

The Company

In accordance with a certain merger agreement dated December 28, 1999, as amended on February 15, 2000 (“Merger Agreement”), Atio Corporation USA, Inc., a Minnesota corporation (“Atio”) merged (the “Merger”) with and into CE Software Holdings, Inc., a Delaware corporation (“CESH”), effective as of April 28, 2000.  In conjunction with the Merger, CESH (the surviving corporation) changed its name to Lightning Rod Software, Inc. (hereafter “LRS” or “Company” or “Registrant”).

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

General

Historically, LRS developed and marketed proactive customer service software that personalizes on-line customer interaction experiences and builds on-line customer loyalty.  LRS’s software solutions, named Lightning Rod Interaction Manager™, help companies that conduct business on the Internet (referred to as “e-Businesses”) improve customer interactions and loyalty by anticipating customer needs and providing superior, real-time customer service responses.  By using Lightning Rod Interaction Manager™, e-Businesses are able to deliver responsive, personalized customer service via customers’ preferred communications medium, including Web callback, chat, e-mail, Web collaboration, Voice over IP (VoIP), fax and telephone.  Lightning Rod Interaction Manager’s™ unique ability to enable customer service anytime, anywhere, via a variety of media, gives e-Businesses a competitive edge in their marketplaces.  In addition, e-Businesses using Lightning Rod Interaction Manager™ often experience greater operational effectiveness due to Lightning Rod Interaction Manager’s™ ability to categorize customer interactions and route them to the most appropriate customer-service representative (CSR), as well as faster customer service software implementation since Lightning Rod Interaction Manager™ easily integrates with legacy technologies.

Since the Merger, the Company has experienced substantial difficulty in successfully marketing its software and services to prospective customers.  This difficulty has been driven in part by increasingly difficult market conditions, including tighter financial markets, that negatively affected the economy in general and prospective customers and e-Businesses in particular.  The Company’s relatively small size and limited financial and personnel resources caused a substantial number of the Company’s prospective customers to express doubt regarding the Company’s ability to meet future commitments relative to its software and services.  Similarly, changing market conditions caused some prospective customers to reduce capital expenditures, delaying purchase commitments for the Company’s software and services.  Additionally, the Company believes that a proliferation of software represented by the Company’s competitors to be similar to the Company’s software created confusion in the market that resulted in a slower adoption of the Company’s software.  The foregoing factors, combined with the significant relative resources and financial strength of many of the Company’s established and diversified competitors, contributed to a significant lengthening of the sales process.

As a result of the foregoing difficulties, in December 2000, the Company eliminated substantially all of its sales and marketing personnel in order to conserve the Company’s limited financial resources while it considered strategic alternatives.  On March 2, 2001, the Company entered into a strategic agreement with Dialogic Corporation (“Dialogic”), a subsidiary of Intel Corporation, whereby Dialogic licensed the Company’s Lightning Rod Interaction ManagerTM software. Under the terms of the agreement, the Company received a license fee equal to 50% of the license fee received by Dialogic from sublicensees or other customers, subject to certain minimum and maximum levels. The Company also agreed to provide for a monthly fee of $100,000 retroactive to January 28, 2001, consulting and development services to Dialogic as part of Dialogic’s effort to create certain derivative products based on the Company’s software.  As a result, substantially all of the Company’s development efforts were allocated to Dialogic, which substantially restricted the Company’s ability to provide development and support services to other existing or prospective customers and strategic partners. Under the Software License Agreement, Dialogic owned exclusive rights to all future improvements or modifications that it developed based on the Lightning Rod Interaction ManagerTM software, but was required to pay license fees with respect thereto.  The Company also agreed to grant Dialogic, subject to mutual agreement of final terms, an option exercisable until August 1, 2001, to convert its royalty-based license into a fully paid-up license by paying a one-time license fee of an additional two million dollars ($2,000,000).

Substantially all of the Company’s revenue in fiscal 2001 came as a result of the Company’s licensing and consulting agreements with Dialogic.  Furthermore, substantially all of the Company’s personnel and financial resources were dedicated to supporting those agreements.  In April 2001, the Company made additional cuts in salaries and personnel in order to conserve resources and to continue as an active business at least to August 1, 2001, at which time Dialogic was to exercise, or not, the option for a fully paid up license.

On July 30, 2001, Dialogic notified the Company that it would not exercise the option for a fully paid-up license, but rather would continue to operate under the existing license and consulting agreements.  Without sufficient resources to continue active operations, the Company notified Dialogic that it was terminating the consulting agreement effective August 31, 2001, and was terminating on that date as well its technical and professional services employees.  The Company announced in August 2001 that it would wind down active operations from and after August 31, 2001, would seek to resolve any outstanding employee and creditor issues and claims, and would endeavor to remain in existence pending further evaluation of Dialogic’s success with the Company’s technology.  For its part, Dialogic indicated that it would continue to develop the technology and prepare it for market introduction in early 2002.  The Company’s outside directors resigned from the Board of Directors in August 2001 and the Company’s Chief Executive Officer resigned in September 2001, leaving the Company’s General Counsel as the sole remaining officer and director.

In the fourth quarter of fiscal 2001, the Company successfully completed its efforts to resolve all known outstanding employee and creditor issues and to otherwise wind down its operations to a substantially inactive status.  In December 2001, the Company added three new Directors to its Board of Directors and formed an Executive Committee of the Board to evaluate the potential of the Dialogic licensing agreement and to seek alternative strategic opportunities for the Company.

Recent Developments

In March 2002, Dialogic orally notified the Company that it had reorganized internally and had made a strategic decision not to market the Company’s technology under the Software License Agreement.  Rather, Dialogic indicated that it intended to suspend the development and marketing of the technology indefinitely.  Dialogic indicated that it believed that a significant market existed for the technology but that for strategic reasons it had decided not to proceed to market.  The Company has made an effort to explore with Dialogic alternative ways of realizing the expected value of the Software License Agreement with Dialogic’s help, but has not received satisfaction from those efforts.

In April 2002, the Company gave Dialogic written notice that it considered Dialogic to be in breach of the Software License Agreement. The Company demanded that Dialogic cure the breach by paying the Company a sum of money, in an amount yet to be determined, that the Company would have realized but for Dialogic’s breach of the Software License Agreement.  The Company is uncertain what response it will receive, if any, from Dialogic and is uncertain, given its current level of resources, what action it can take to protect its legal rights or what might result from any such action in the event that Dialogic denies the Company’s claim or otherwise ignores the Company’s demand.

The Company is currently reviewing strategic alternatives for its business given the recent action by Dialogic to shelve the technology.  The Company is uncertain whether sufficient human and financial resources will exist to allow the Company to pursue any legal rights it may have against Dialogic, to continue preparing on a regular and ongoing basis public company reports and filings, and otherwise to conduct even minimal business operations for a sustained period of time.  Given its limited resources, there is no assurance that the Company will be able to continue even as an inactive entity for the period of time that may be required to realize any significant additional value from its software products, from the Software License Agreement with Dialogic, or from other strategic alternatives.

On April 15, 2002,  the Company entered into a Software License Agreement with Atio International, Inc. and Atio Corporation (Pty) Ltd. (collectively referred to hereafter as “Atio Pty”), by which the Company licensed to Atio Pty the CyberCall® and AtioCall versions of its software programs (the “Licensed Software”) for use and distribution to end user customers in Sub-Saharan Africa (the “Territory”).  Atio Pty originally developed CyberCall® beginning in 1993. As discussed elsewhere in “Description of Business”, in 1997, the software that comprises CyberCall® and ATIO’s management were combined with Venturian Software Enterprises, Inc., a Minnesota corporation formed in October 1992.  Venturian Software Enterprises, Inc. changed its name to Atio Corporation USA, Inc. in November 1997.

Prior to the date of this transaction, Atio Pty was a greater than 10% shareholder of the Company and an exclusive distributor of the Company’s software products in the Territory.  Under the Software License Agreement, Atio Pty has access to the Licensed Software in object and source code format on a perpetual basis unless the Agreement is terminated for breach.  The Agreement provides that Atio Pty accepts the Licensed Software in “as is” condition and that the Company undertakes no maintenance or support obligations.  With certain exceptions, the Company has agreed not to license the CyberCall® and AtioCall versions of its software to others for use in the Territory for as long as the Software License Agreement remains in effect.  As full consideration for the licenses and rights granted to Atio Pty under the Agreement, Atio Pty has agreed to compensate the Company as follows:  (1) convey and assign to the Company 401,817 shares of the Company’s common stock; (2) cancel its exclusive reseller agreement with the Company; and (3) pay the Company 350,000 South African Rand (approximately $31,000 at the exchange rate prevailing at the time the Agreement was executed). The Company expects to complete this transaction in the second quarter.

Industry Background

With the widespread adoption of the Internet as a business resource, new businesses enter and reshape established markets virtually overnight. In this environment, most companies’ customers have a variety of purchasing options and are only a click away from the competition.  As a result, businesses need to be closer and more responsive to their customers than ever before. Whether a company is a Fortune 500 enterprise or a newly established Internet-based business, the ability to provide a high quality customer experience, and thus to establish long-term customer relationships and loyalty, is more important than ever.  In fact, for many e-Businesses, superior customer service and the brand reputation that results are becoming key competitive advantages.

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

Given the emerging shift to online customer interaction, traditional customer relationship management (“CRM”) software products do not address the fundamental CRM requirements of e-Businesses. However, most companies remain unprepared to address the dramatic growth of e-mail and web-based communications.  Various surveys of companies with content, consumer brands, travel, retail and financial services web sites have found that significant numbers of the surveyed companies’ web sites took longer than five days to reply to e-mail inquiries, never replied or were not accessible by e-mail.

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

The Company believes that in order for e-Businesses to compete effectively in today’s rapidly changing environment, they must differentiate themselves by providing the highest quality customer experience in a cost-effective manner.  To accomplish this, e-Businesses require a software solution that:

•                  Enables personalized, online customer interaction that is timely, relevant and specific to the needs of the customer;

•                  Reduces operating and information technology costs while integrating with existing e-Business and legacy systems and databases across multiple departments;

•                  Broadens the opportunities for revenue generation through the extraction, analysis and management of the valuable information contained within online customer interactions; and

•                  Is scalable to allow for future growth.

Lightning Rod Software Technology and Services

Lightning Rod Interaction Manager™ was developed to respond to these new customer service demands and was successfully deployed in both business-to-business and business-to-customer applications.  Lightning Rod Interaction Manager™ is an integrated, modular, scalable, all-media customer interaction solution that can be tailored to meet specific e-Business customer service center requirements.  The base of the Lightning Rod Interaction Manager™ system is the Interaction Gateway.  This multimedia “traffic cop” interfaces with e-Business systems and handles the prioritization, routing and queuing of all types of interactions independent of the communications media.  Telephone calls, e-mails, faxes, Web callback requests, Web chat and collaboration, interactive voice response (IVR) and voice over internet protocol (“VoIP”) interactions are all handled in the same manner, based on a company’s particular business process requirements.  Lightning Rod Interaction Manager™ can be configured with one or more of the media-access modules and interaction processing modules.

Lightning Rod Interaction Manager™ Highlights:

•                  All-media: Lightning Rod Interaction Manager™ provides customers with a choice of communications media — telephone, e-mail, fax, Web callback, Web chat and collaboration, IVR and VoIP — on one integrated platform.

•                  Quick Deployment: Lightning Rod Interaction Manager™ is an integrated software solution that can be deployed quickly to allow a fast return on a customer’s investment.

•                  Modular: Lightning Rod Interaction Manager™ can be configured to fit the needs for access media and interaction handling capabilities of most e-Businesses.

•                  Scalable:  Lightning Rod Interaction Manager™ scales from as few as ten and up to hundreds of CSR’s per system.  Multiple sites can be networked to support decentralized customer service centers.

•                  Reporting:  Lightning Rod Interaction Manager™ allows for real-time and historical reporting of all customer service center metrics for all media types, thereby resulting in comprehensive and meaningful management data.

•                  Open Standards: Lightning Rod Interaction Manager™ is built upon open standards for easy integration with e-commerce, data warehouse, back-office and business applications.  Supported standards include OLE, DDE, ActiveX for data, and S.100 for voice processing resources.

•                  Open Systems:  Lightning Rod Interaction Manager™ is built to operate on Microsoft Windows NT Server and SQL Server.

•                  Switch Independent: Lightning Rod Interaction Manager™ integrates with most telephone switches through a variety of interfaces.

Lightning Rod Interaction Manager™ was traditionally licensed to end customers for a one-time license fee based in part upon the number of simultaneous users and modules of Lightning Rod Interaction Manager™ required by the end customer.  Module prices for larger configurations were significantly lower on a per-user basis.  Additional charges included services, maintenance, software upgrade, and third party components.

The Company released version 4.2 of the Lightning Rod Interaction Manager™ technology in December 2000.  Significant additions to the software included the addition of a Knowledge Manager which manages and tracks the complete interaction history across all media types and a Collaboration tool that allows CSR’s to interact as sales or service assistants with visitors to a website by pushing pages to their browser and aiding in the completion of the online process.  Previous releases of the software include: CyberCall® 3.0 in September 1998, which introduced the first all-media version of the software.

CyberCall® was developed by Atio Pty starting in 1993.  In 1997, the software that comprises CyberCall® and ATIO’s management were combined with Venturian Software Enterprises, Inc., a Minnesota corporation formed in October 1992.  Venturian Software Enterprises, Inc. changed its name to Atio Corporation USA, Inc. in November 1997.

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

The Company originally focused its efforts on several identified target sectors.  These were:

•                  Niche e-tailing.

•                  On-line brokerages.

•                  e-customer service providers.

•                  On-line entertainment, i.e. CDs, music, etc.

•                  Niche on-line service providers.

These sectors were originally identified because they have the following key attributes that the Company believed would allow it to provide the greatest value:

•                  Customer service is a strategic differentiator.

•                  New entrants can compete with superior customer service.

•                  Its focus is business to consumer.

•                  Substantial market share can be obtained, but sector is not too large to get lost among competitors.

•                  No competitor currently dominates the sector.

The Company initially distributed its software through both direct sales efforts and strategic reseller partnerships.

Direct Sales Efforts

The Company’s original sales and marketing strategy mainly involved its professional services group partnering with original equipment manufacturers (“OEMs”) and value-added resellers (“VARs”) to provide turnkey solutions that include all hardware, software and training required to deploy successfully Lightning Rod Interaction Manager™.  The implementation methodology applied by this group included pre-installation customer interaction assessment and return on investment analysis, design, configuration of solutions and integration with existing third-party front office applications.  Once the professional services group developed a clear understanding of customer needs and objectives, the professional services organization then managed the implementation, integration, training, maintenance and follow-up support of the Lightning Rod Interaction Manager™ system.

As a result of the Company’s inability to successfully implement its direct sales and marketing efforts on a widespread scale, due in large part to tightening financial markets affecting e-Businesses in particular, increased competition and potential customers’ concern regarding the Company’s financial strength and ability to satisfy future obligations, in December 2000 the Company eliminated substantially all of its direct sales and marketing staff in order to reduce costs and conserve financial resources.

Strategic Reseller Partnerships

The Company’s decision to eliminate substantially all of its direct sales and marketing staff has caused the Company to become substantially dependent upon its strategic partners to market its software and generate revenue opportunities.  Since March 2001, the Company has relied principally on the licensing of its technology to Dialogic to generate immediate and future revenues.  After March 2001, substantially all of the Company’s personnel and financial resources were devoted to supporting Dialogic’s efforts under the licensing and consulting agreements.

Strategic partners that are currently licensed to sell the Lightning Rod Interaction Manager™ software include:

•                  Dialogic (a division of Intel Corp.)

•                  Atio Pty (A South African company)

•                  MiTech AMS Ltd.

•                  The Support Department

Essentially all of the Company’s revenue in 2001 resulted from, or through, the Company’s strategic relationship with Dialogic.  See “Recent Development” for a more complete description of the status of the Company’s agreement with Dialogic, and “Capital and Liquidity” for a more complete discussion of the Company’s current financial condition.

Customers

The Company had during fiscal 2001 over 20 customers spanning the United States and South Africa.  These customers include the following innovative businesses: Dialogic, Stockwalk.com, e-style.com, Invacare, Gage Marketing, State Capitol Credit Union, Newmed and Messania.  Dialogic accounted for 86% of the Company’s total revenues in 2001.  In 2000, one customer accounted for 43% and a second customer accounted for 20% of the Company’s total revenues.

Competition

The e-Business and computer software industries are characterized by rapid technological advances, changes in customer requirements and frequent new software introductions and enhancements, which is expected to continue.  The Company’s competitors include many independent software vendors that have financial, marketing, and technological resources far in excess of those of the Company.  Certain of these include Genesys (a division of Alcatel), Apropos Technology, Kana Communications, Interactive Intelligence, Cisco, Cellit and eGain Communications.  The Company also faces significant competition from large switch vendors, such as Nortel and Aspect.

Given the Company’s current inactive status, the Company’s future success depends in large part upon the Company’s strategic partners’ ability to market its products.  The Company believes that its agreement with Dialogic, if acted upon by Dialogic, can improve significantly the ability of the Company’s technology to compete with that of its larger competitors and increase potential customers’ confidence in the Company’s technology.  (See “Recent Development” for a description of the status of the Company’s licensing agreement with Dialogic.)

The Company believes that the principal competitive factors in the market include product features and functions, ease of understanding and operating the software, product reliability, price/performance characteristics, name recognition, and availability and quality of support and training services.

Although the Company believes its software is well suited to support e-commerce, the Company believes that its Lightning Rod Interaction Manager’sTM competitive attributes and those of software products based thereon will require future enhancements as its users’ requirements mature and e-commerce business practices further develop. There can be no assurance that the Company or its strategic partners will be successful in developing and marketing new software or software enhancements on a timely basis, if at all, and the failure to do so could have a material adverse effect on its results of operations.

Sources and Availability of Raw Materials

The Company’s Lightning Rod Interaction Manager™ runs on the Microsoft Windows NT platform using a SQL Server database.  In addition, the Company uses Dialogic’s CT Media hardware and software exclusively to manage the voice processing for its software.

Lightning Rod Interaction Manager™ currently runs on Microsoft Windows NT servers only.  Our software uses other Microsoft technologies, including Microsoft SQL Server.  A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us, or our strategic partners, to incur significant development costs and could have a material adverse effect on the marketability of our current software.  Although we believe that Microsoft technologies will continue to be widely used by businesses, we cannot assure you that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that are incompatible with our current software.

The Company also embeds license-monitoring software developed by Rainbow Technologies in its software to monitor license-use compliance under individual license agreements that are established and resold with each installation of the software.  The Company also embeds technology from DART Communications under a similar “per occurrence” arrangement for e-mail related software code used in its products.

Patents, Trademarks, Etc.

The Company regards its software as proprietary and attempts to protect it with copyrights, trade secret laws, and internal nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into its software license agreements.  The Company licenses its software to customers rather than transferring title.  Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company’s software or to obtain information that the Company regards as trade secrets.  Computer software generally can be patented only with difficulty, and existing copyright laws afford only limited practical protection.  Policing unauthorized use of such a broadly disseminated product as computer software is difficult, and software piracy can be expected to be a persistent problem for the packaged software industry.  These problems may be particularly acute in international markets.  However, because of the rapid pace of technological change in its industry, such protections are less significant than factors such as knowledge, ability, and experience of the Company’s employees, frequent software enhancements, and the timeliness and quality of Company support services, none of which the Company currently has or is able to provide.

Intel Corporation acquired Dialogic Corporation in 1999.  While Intel Corporation does not currently offer its own software that competes with Lightning Rod Interaction Manager™, Intel Corporation could potentially develop a competitive or superior product or attempt to affect our current relationship with Dialogic Corporation.  However, the Company recently entered into a licensing agreement with Dialogic that allows Dialogic to resell Lightning Rod Interaction Manager™ to its customers.  While this agreement somewhat reduces the risk that Intel will develop its own competitive product, the Dialogic agreement does not completely eliminate the risk to the Company (see “Description Of Business - General” section for further information).

The Company owns, in accordance with an agreement with Atio International, Inc., all right, title and interest in and to the Lightning Rod Interaction Manager™ software and claims copyright and trade secret rights therein.

Lightning Rod Interaction Manager™ software was initially developed by Atio Pty out of South Africa, but was subsequently transferred to Atio International in 1997.  Development personnel located in South Africa and in the United States have continued to enhance the software since 1997, with all development work being conducted in the United States from August 2000 until those employees were released on August 31, 2001.  The Company maintains a current copy of the source code offsite and only releases to its customers a commercial release in object code form, except in limited situations evidenced, for example, by the Dialogic license agreement and the Atio license agreement.

The Company has endeavored to have each of its former employees execute nondisclosure and intellectual property assignment agreements.

As discussed, the Company distributes the software in assembled (object code) form only, except that the Company provided one copy of the source code to Siemens Business Communications, Inc. pursuant to an OEM Agreement with Siemens dated March 2, 1998, which has since been cancelled.  Also, as part of the Company’s agreement with Dialogic, a copy of the source code was delivered to Dialogic and Dialogic has the right to modify that source code as it deems necessary. Likewise, as part of the Company’s agreement with Atio Pty, a copy of the source code for an early version of the software was delivered to Atio Pty and Atio Pty has the right to modify the source code as it deems necessary for use in its licensed territory.  In addition, Atio Pty deposited a copy of the source code with an escrow agent pursuant to a source code escrow agreement with Nedcor Bank of South Africa.

The Company currently holds a variety of trademarks, trademark applications, trade names and registered copyrights but does not have exclusive rights to the use of “Lightning Rod” as a trade name.  The Company has agreed to transfer, effective as of the date of the Merger, all of its rights in the former “ATIO” name to Atio International.

The Company filed a patent application with the U.S. Government Patent Office for its “System with Multi-media Real Time Queue Monitor” on December 2, 1999.  Given the lack of resources, the Company is currently uncertain as to whether it can continue to support the patent application process.

Government Approvals

The Company’s operations and operating results are not significantly impacted by any Government approvals at this time.

Effect of Governmental Regulations

The Company’s operations and operating results are not significantly impacted by any Government regulations at this time.

Research and Development

The Company is without personnel or financial resources and therefore is unable to develop and introduce new software or enhanced versions of existing software. As part of the Company’s agreement with Dialogic entered into in March 2001, a substantial portion of the Company’s software development and professional services staff was devoted to work being performed in conjunction with Dialogic.  As such, the Company had limited development resources to devote to other projects.  Effective August 31, 2001, the Company dismissed all of its technical and professional services personnel and substantially ceased regular business activity.  The Company has no plans to initiate research and development efforts with respect to its software in the future.

Effect of Environmental Regulation

The Company’s operations and operating results are not impacted by any environmental regulations at this time.

Employees

As of December 31, 2001 and continuing through the date of this filing, the Company had no full-time employees. The Company does have 1 part-time employee who is being compensated solely through the issuance of stock options.

Forward-Looking Statements

This Annual Report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “plan,” “project,” “should,” “continue,” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements.  Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company’s mission and vision.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Risk Factors That May Affect Future Results

The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following: (i) the Company’s reliance upon Dialogic with regard to its future revenues, including Dialogic’s willingness to market actively the software under its license agreement with the Company (see “Recent Development” for a discussion of the status of the licensing agreement with Dialogic); (ii) the Company’s ability to enforce and monitor its agreement with Dialogic; (iii) the Company’s ability to develop alternative strategic initiatives; (iv) the useful life of software in the market; (v) the Company’s reliance on one principle partner in Dialogic; (vi) declining prices of software; (vii) uncertainty in consumer acceptance of the Company’s software; and (viii) the Company’s ability to protect its proprietary software against misappropriation.  These and other risks, uncertainties and assumptions identified from time to time in the Company’s filings with the Securities and Exchange Commission, could cause the Company’s actual future results to differ materially from those projected in the forward-looking statements.

The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed in the paragraph above.

ITEM 2           DESCRIPTION OF PROPERTY

The Company’s principal facility in fiscal 2001 was a 20,000 square-foot office building that the Company sublet effective August 2000 in Minnetonka, MN.  The sub-lease had an original expiration date of May 31, 2002, but was terminated without further liability in December 2001. The Company currently uses limited office space provided by one of its Directors.  Prior to August 2000, the Company sublet approximately 14,000 square feet of space in Minneapolis, MN.

ITEM 3.          LEGAL PROCEEDINGS

None

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders in the fourth quarter of fiscal 2001.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of April 29, 2002, there were 259 stockholders of record. The Company has never paid cash dividends on its common stock and anticipates it will retain any earnings for use in the growth and operation of its business.

The Company’s common stock currently trades Over-The-Counter (OTC) under the symbol: LROD.PK.  However, up until August 2001, the Company’s common stock was traded on The Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol: LROD. The following table sets forth the range of high and low sales prices per share of common stock for the last two fiscal years as provided by Nasdaq.

Common stock

Quarter ended:	High	Low
December 31, 2001	$0.51	$0.10
September 30, 2001	0.37	0.14
June 30, 2001	1.13	0.12
March 31, 2001	1.88	0.59
December 31, 2000	3.38	0.19
September 30, 2000	6.75	2.19
June 30, 2000	10.00	3.28
March 31, 2000	16.50	6.38

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the Financial Condition and Results of Operations of the Company contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  The Company’s actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-KSB.

Overview

LRS derives its revenues from the sale of software licenses and from professional services including implementation, customization and maintenance.  License revenue is recognized when the product is delivered, the arrangement did not involve significant customization of the software, acceptance had occurred, the license fee was fixed and determinable and collection of the fee was probable.  Service revenue includes revenues from maintenance contracts, implementation and customization services.  Revenue from maintenance contracts is recognized ratably over the term of the contract.  Revenue from implementation and customization services are recognized as the services are provided.  Revenue under arrangements where multiple products or services are sold together is allocated to each element based on its relative fair value.

On a go-forward basis, the Company expects to derive substantially all its revenue from sales made by its reseller partners. Revenue will be recognized under these reseller agreements using the criteria found above.

The cost of license revenue includes royalties due to a third party for technology integrated into some of the Company’s products, the cost of product documentation, the cost of the media used to deliver the products and shipping costs.  Cost of service revenue consists primarily of personnel-related expenses, travel costs, equipment costs and overhead associated with delivering professional services to the Company’s customers.

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

The Company had no full time employees as of December 31, 2001.

Operating Results:

Revenues

Total revenues increased by 109%, from $690,000 for the year ended December 31, 2000 to $1,443,000 for the year ended December 31, 2001, primarily as a result of Dialogic Agreement license revenues earned (see further discussion in “Description of Business”).  This Agreement also was responsible for the increase in services revenue in 2001.  In total the Dialogic Agreement constituted 86% of the Company’s total revenue in 2001. License revenue represented 42% of total revenues for the year ended December 31, 2001 and 54% of total revenues for 2000.  Service revenue represented 58% of total revenues for the year ended December 31, 2001 and 46% of total revenues for 2000.  The Company does not foresee significant ongoing revenue streams unless an agreement can be reached with Dialogic and/or there is an increase in sales made by the Company’s other strategic resellers. The likelihood of either event happening is not readily assessable at this time.

License revenues increased by 65%, from $371,000 for the year ended December 31, 2000 to $613,000 for the year ended December 31, 2001.  This increase in license revenue was due almost entirely to license revenue recognized under the Dialogic Agreement.

Service revenues increased by 160%, from $319,000 for the year ended December 31, 2000 to $830,000 for the year ended December 31, 2001.  Service revenue increases were also due primarily to service revenues recognized under the Dialogic Agreement.

Cost of Revenues

Total cost of revenues decreased by 19%, from $1,065,000 for the year ended December 31, 2000 to $859,000 for the period ended December 31, 2001, primarily due to the reduction in staffing and headcount as the Company began to focus all its resources on supporting the Dialogic relationship.

Cost of license revenues includes third party software royalties, product packaging, documentation, production and delivery costs for shipments to customers.  The cost of license revenues decreased by 69%, from $19,000 for the year ended December 31, 2000 to $6,000 for the year ended December 31, 2001.  As a percentage of license revenues, cost of license revenues was 0.1% for the year ended December 31, 2001 and 5% for the year ended December 31, 2000.  The reduction in the percentage of the cost of license revenues year over year was due to the nominal costs of supporting the Dialogic revenues as opposed to traditional direct customer sales and to the growth in license revenues. In the future, the Company does not expect to have any significant cost of license expenses due to the current inactive status of the business. Nominal expenses may be incurred, however, as strategic partners sell the Company’s solution.

The cost of service revenues consists primarily of personnel and system costs incurred in providing customer support and with building the Company’s customer service organization.  Cost of service revenues decreased by 18%, from $1,046,000 for the year ended December 31, 2000 to $853,000 for the year ended December 31, 2001.  The decrease in cost of service revenues was attributable primarily to a decrease in personnel as the Company shifted its focus primarily to supporting Dialogic and its other strategic resellers.  As a percentage of service revenues, cost of service revenues was 103% for the year ended December 31, 2001 and 328% for the year ended December 31, 2000.  The decrease is due to the focus on supporting Dialogic and other strategic resellers and to the growth in service revenues. In the future, the Company does not expect to have any significant cost of service expenses due to the current inactive status of the business.

Operating Expenses

Sales and Marketing:  Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows, and marketing collateral materials.  Sales and marketing expenses decreased by 97%, from $2,568,000 for the year ended December 31, 2000 to $75,000 for the year ended December 31, 2001.  This decrease was attributable primarily to the elimination of sales and marketing personnel at the end of 2000 as the Company began to sell and market its solution through its strategic resellers in an effort to save cash.  As a percentage of total revenues, sales and marketing expenses were 5% for the year ended December 31, 2001 and 372% for the year ended December 31, 2000.  This decrease in sales and marketing expense as a percent of total revenues was due primarily to an increase in total revenues over the periods compared, and to the shift in marketing and selling through strategic partners rather than through a direct sales and marketing force, which lowered sales and marketing expenses. In the future, the Company does not expect to have any sales and marketing expenses due to the current inactive status of the business

General and Administrative:  General and administrative expenses consist primarily of compensation and related costs for administrative personnel, legal, accounting, facilities, depreciation/amortization, impairment expense and other general corporate expenses.  General and administrative expenses decreased by 45%, from $2,344,000 for the year ended December 31, 2000 to $1,278,000 for the year ended December 31, 2001, due primarily to decreased personnel, outside consultant support, facilities expenses and depreciation/amortization.  As a percentage of total revenues, general and administrative expenses were 89% for the year ended December 31, 2001 and 340% for the year ended December 31, 2000.  This decrease in general and administrative expenses as a percent of total revenues from 2001 to 2000 was due primarily to the increase in total revenues over the periods compared, coupled with the decrease in expenditures in this area year over year. In the future, the Company does not expect to have any significant general and administrative expenses due to the current inactive status of the business. However, the Company will incur and record audit fees and filing fees in 2002 in connection with the year end 2001 audit and related SEC filings.

Research and Development:  Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing technology and quality assurance activities.  Research and development expenses decreased by 84%, from $2,252,000 for the year ended December 31, 2000 to $353,000 for the year ended December 31, 2001.  This decrease was attributable primarily to the reduction in staffing required to support the needs of the Company’s strategic resellers.  As a percentage of total revenues, research and development expenses were 24% for the year ended December 31, 2001 and 326% for the year ended December 31, 2000.  This decrease in research and development expense as a percent of total revenues was due primarily to the increase in total revenues over the periods compared, coupled with a decrease in expenditures in this area year over year.  In the future, the Company does not expect to have any research and development expenses due to the current inactive status of the business.

Other Income (Expense)

Other income (expense) consists primarily of interest earned on cash and short-term investments, offset by interest expense related to debt owed by the Company.  The Company had net other expense of $6,000 for the year ended December 31, 2001 compared to net other expense of $25,000 for the year ended December 31, 2000, a 75% decrease.  The decrease in net other expense was due primarily to the payoff of the Company’s notes payable in the first half of 2001, which lowered the interest expense paid by the Company in 2001, and to the reduction in interest income associated with the declining cash balance.

Provision for Income Taxes

The Company has incurred operating losses for all periods from inception through December 31, 2001, and therefore has not recorded a provision for income taxes.  As of December 31, 2001 and 2000, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $19,100,000 and $18,000,000, respectively.  These federal and state loss carryforwards are available to reduce future taxable income.  The federal loss carryforwards expire at various dates beginning in the year 2012.  The Company has recorded a valuation allowance for the full amount of its gross deferred tax assets, as the future realization of the tax benefit is not currently considered likely.  Under the provisions of the Internal Revenue Code, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

Net Loss

The Company’s net loss was approximately $1,129,000 and $7,564,000 for the years ended December 31, 2001 and 2000, respectively.  The Company ceased active business operations in the fourth quarter of fiscal 2001.  Consequently, the Company currently expects to incur minimal expenditures in fiscal 2002 except as outlined above.

As of December 31, 2001, the Company had an accumulated deficit of approximately $21,801,000.  As a result of the Company’s past inability to reach profitability and the uncertainty of future revenues from the Dialogic Agreement, the Company’s independent auditors have noted in their opinion regarding the Company’s December 31, 2001 financial statements that substantial doubt currently exists regarding the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

Historical Overview

Atio began seeking equity financing from institutional investors in March 1999.  To finance its operations while it was seeking this financing, Atio obtained a $1,350,000 credit line, and issued warrants to participants of the lender.  Nevertheless, Atio’s equity financing efforts were impaired by market conditions and Atio’s deteriorating financial condition.  Because Atio was unable to obtain equity financing, Atio went into default under a credit agreement to which it was a party.  Atio was forced to significantly scale back the scope of its operations starting in August 1999 because of the unavailability of additional financing.

Atio began negotiation of an agreement with CESH in September 1999, and reached preliminary agreement in October with respect to a proposed business combination.  As part of this preliminary agreement, Atio received short-term financing of $150,000 from one of its two largest shareholders and a commitment of its other largest shareholder to continue to fund its development efforts.  Atio also received a limited amount of financing from CESH in the form of secured promissory notes.  Atio also entered into a preliminary agreement, which was conditioned on the closing of the Merger, to restructure its credit agreement.  As a result of this preliminary agreement, and the closing of the Merger, the credit line’s maturity date was extended to June 1, 2001, and LRS issued shares of its common stock to participants in the credit agreement in exchange for certain of their warrants to purchase Atio common stock.

At the closing of the Merger, funds in the amount of approximately $8,300,000 were made available to Atio, consisting of approximately $1,550,000 from CESH and $6,440,000 of net proceeds from a private offering of 875,000 shares of common stock, and $300,000 pursuant to a sale of new shares to an existing shareholder.

In addition to the funds discussed above, as part of the Merger LRS received a note for approximately $510,000 from Venturian Corporation (“Venturian”).  This note represented Venturian’s agreement to purchase an additional 78,666 LRS shares.  This note was paid in full, and 78,666 LRS shares were accordingly issued, on June 30, 2000.

Additionally, under the Merger Agreement, LRS held as collateral 314,062 LRS shares owned by Atio International to secure Atio International’s commitment to purchase an additional 314,062 shares of LRS common stock at $6.48 per share ($2,035,000 in the aggregate).  Atio International’s commitment was partially satisfied through providing financial support to LRS’s software development team in South Africa prior to the team’s relocation to the United States in mid 2000.  Atio International did not complete the purchase of the additional stock as required by the Merger Agreement beyond that reflected by its financial support of the development team.  As a result, in early 2001, the Company agreed with Atio International to settle all obligations between LRS and Atio International by releasing 115,000 shares of collateralized stock.  The remaining shares held as collateral were retired, reducing the outstanding shares of the Company by 199,062 shares.  This transaction was reflected as a capital transaction in 2001.

As part of this settlement, in 2001, Atio Pty and Atio International agreed to accept 115,000 of newly issued shares of LRS common stock as payment in full on a LRS note payable to affiliate in the amount of $745,200.

Current Situation

At the beginning of fiscal 2001, the Company’s capital resources consisted primarily of $2,400,000 million in cash. Throughout fiscal 2001, those resources were used principally to support the Dialogic licensing and consulting agreements, to satisfy employee related issues as the Company moved to an inactive status, and to retire creditors’ obligations.  The Company’s secured debt of $1,350,000 was originally scheduled to come due on June 1, 2001.  On March 21, 2001, the Company agreed to accelerate the payment of the secured debt by making $450,000 principal payments on April 1, 2001, May 1, 2001, and the balance on June 1, 2001. All of these payments were made in a timely manner.  By the end of the fourth quarter of fiscal 2001, the Company was substantially inactive, having retired virtually all of its known debt and creditor claims.  The Company’s chief remaining assets at December 31, 2001 were its software products and its Software License Agreement with Dialogic.

In December 2001, the Company added three new Directors to its Board of Directors and formed an Executive Committee of the Board to evaluate and monitor the potential of the Dialogic license agreement and to explore additional strategic alternatives.

In March 2002, Dialogic orally notified the Company that it had reorganized internally and had made a strategic decision not to market the Company’s technology under the Software License Agreement.  Rather, Dialogic indicated that it intended to suspend the development and marketing of the technology indefinitely.  Dialogic indicated that it believed that a significant market existed for the technology but that for strategic reasons it had decided not to proceed to market.  The Company has made an effort to explore with Dialogic alternative ways of realizing the expected value of the Software License Agreement with Dialogic’s help, but has not received satisfaction from those efforts.

In April 2002, the Company gave Dialogic written notice that it considered Dialogic to be in breach of the Software License Agreement. The Company demanded that Dialogic cure the breach by paying the Company a sum of money, in an amount yet to be determined, that the Company would have realized but for Dialogic’s breach of the Software License Agreement.  The Company is uncertain what response it will receive, if any, from Dialogic and is uncertain, given its current level of resources, what action it can take to protect its legal rights or what might result from any such action in the event that Dialogic denies the Company’s claim or otherwise ignores the Company’s demand.

The Company is currently reviewing strategic alternatives for its business given the recent action by Dialogic to shelve the technology.  The Company is uncertain whether sufficient human and financial resources will exist to allow the Company to pursue any legal rights it may have against Dialogic, to continue preparing on a regular and ongoing basis public company reports and filings, and otherwise to conduct even minimal business operations for a sustained period of time.  Given its limited resources, there is no assurance that the Company will be able to continue even as an inactive entity for the period of time that may be required to realize any significant additional value from its software products, from the Software License Agreement with Dialogic, or from other strategic alternatives.

Additional Event

On April 15, 2002,  the Company entered into a Software License Agreement with Atio International, Inc. and Atio Corporation (Pty) Ltd. (collectively referred to hereafter as “Atio Pty”), by which the Company licensed to Atio Pty the CyberCall® and AtioCall versions of its software programs (the “Licensed Software”) for use and distribution to end user customers in Sub-Saharan Africa (the “Territory”).  Atio Pty originally developed CyberCall® beginning in 1993. As discussed elsewhere in “Description of Business”, in 1997, the software that comprises CyberCall® and ATIO’s management were combined with Venturian Software Enterprises, Inc., a Minnesota corporation formed in October 1992.  Venturian Software Enterprises, Inc. changed its name to Atio Corporation USA, Inc. in November 1997.

Prior to the date of this transaction, Atio Pty was a greater than 10% shareholder of the Company and an exclusive distributor of the Company’s software products in the Territory.  Under the Software License Agreement, Atio Pty has access to the Licensed Software in object and source code format on a perpetual basis unless the Agreement is terminated for breach.  The Agreement provides that Atio Pty accepts the Licensed Software in “as is” condition and that the Company undertakes no maintenance or support obligations.  With certain exceptions, the Company has agreed not to license the CyberCall® and AtioCall versions of its software to others for use in the Territory for as long as the Software License Agreement remains in effect.  As full consideration for the licenses and rights granted to Atio Pty under the Agreement, Atio Pty has agreed to compensate the Company as follows:  (1) convey and assign to the Company 401,817 shares of the Company’s common stock; (2) cancel its exclusive reseller agreement with the Company; and (3) pay the Company 350,000 South African Rand (approximately $31,000 at the exchange rate prevailing at the time the Agreement was executed). The Company expects to close this transaction in the second quarter.

A copy of this Software License Agreement has been included as an exhibit to this filing.

ITEM 7.          FINANCIAL STATEMENTS

Lightning Rod Software, Inc.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Lightning Rod Software, Inc.:

Minneapolis, MN

We have audited the accompanying balance sheet of Lightning Rod Software, Inc. (a Delaware corporation) as of December 31, 2001, and the related statements of operations, changes in shareholders’ equity / (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightning Rod Software, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses and its current inactive status, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota

May 10, 2002

Report of Independent Auditors

To the Board of Directors and Shareholders

of Lightning Rod Software, Inc.:

In our opinion, the accompanying balance sheet and the related statement of operations, of shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Lightning Rod Software, Inc. at December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and requires additional financing to fund operations in 2001. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 2, 2001

LIGHTNING ROD SOFTWARE, INC.

Balance Sheet

	As of December 31
	2001	2000
ASSETS
Current assets:
Cash	$37,710	$2,413,746
Accounts receivable, net of allowance for doubtful accounts of $0 and $94,087 in 2001 and 2000, respectively	—	21,014
Other receivable	20,000	—
Prepaid expenses	34,803	107,690
Total current assets	92,513	2,542,450

Property and equipment:
Equipment	3,735	899,827
Leasehold improvements	—	109,082
	3,735	1,008,909
Accumulated depreciation and amortization	(3,735)	(572,812)
Net fixed assets	—	436,097

Other assets
Prepaid expenses - long term	29,106	63,834
Total assets	$121,619	$3,042,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,429	$36,915
Accrued payroll and benefits	—	166,595
Other accrued expenses	11,611	219,747
Deferred revenue	—	34,863
Note payable - other	—	1,350,000
Note payable - affiliate	—	745,200
Total current liabilities	16,040	2,553,320

Shareholders’ equity:
Common stock, $.01 par value, 10,000,000 shares authorized; 3,202,820 and 3,286,882 shares issued and outstanding in 2001 and 2000, respectively	32,028	32,869
Additional paid-in capital	21,874,115	21,128,074
Accumulated deficit	(21,800,564)	(20,671,882)
Total shareholders’ equity	105,579	489,061

Total liabilities and shareholders’ equity	$121,619	$3,042,381

The accompanying notes are an integral part of these financial statements.

LIGHTNING ROD SOFTWARE, INC.

Statement of Operations

	As of December 31
	2001	2000
Revenues:
Software	$613,126	$371,054
Services	829,666	319,111

Total revenue	1,442,792	690,165

Cost of revenues:
Software	5,901	18,755
Services	853,162	1,046,368

Total cost of revenues	859,063	1,065,123

Gross profit / (loss)	583,729	(374,958)

Operating expenses:
Sales and marketing expenses	74,901	2,568,474
General and administrative	1,278,113	2,343,751
Research and development	353,128	2,251,811

Total operating expenses	1,706,142	7,164,036

Loss from operations	(1,122,413)	(7,538,994)
Interest expense, net	6,269	25,372

Net loss	$(1,128,682)	$(7,564,366)

Net loss per common share:
Basic and diluted	$(0.35)	$(3.20)

Weighted average common shares outstanding:
Basic and diluted	3,234,372	2,367,231

The accompanying notes are an integral part of these financial statements.

Lightning Rod Software, Inc.

Statement of Changes in Shareholders’ Equity / (Deficit)

	Common Stock		Additional			Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Unearned Compensation	Shareholders Equity/(Deficit)

Balances at December 31, 1999	557,675	$5,577	$6,678,511	$(13,107,516)	$(26,687)	$(6,450,115)

Merger with CE Software Holdings	1,218,553	12,185	4,860,969			4,873,154
Elimination of Redeemable Common Stock upon completion of merger			500,000			500,000
Issuance of shares for cash and cancellation of short-term debt and notes payable	456,116	4,561	2,951,073			2,955,634
Issuance of shares upon exercise of warrants	179,538	1,796	(1,796)			—
Issuance of shares through private placement offering (net of offering cost of $852,000)	875,000	8,750	6,139,317			6,148,067
Compensation expense recognized					26,687	26,687
Net loss				(7,564,366)		(7,564,366)

Balances at December 31, 2000	3,286,882	32,869	21,128,074	(20,671,882)	—	489,061

Retire shares related to Atio Pty for settlement of commitment	(199,062)	(1,991)	1,991			—
Issue shares related to Atio Pty for settlement of note payable	115,000	1,150	744,050			745,200
Net loss				(1,128,682)		(1,128,682)

Balances at December 31, 2001	3,202,820	$32,028	$21,874,115	$(21,800,564)	$—	$105,579

The accompanying notes are an integral part of these financial statements.

Lightning Rod Software, Inc.

Statement of Cash Flows

	As of December 31
	2001	2000
Cash flows from operating activities:
Net loss	$(1,128,682)	$(7,564,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180,463	282,040
Impairment of equipment	203,716	—
Provision for allowance for doubtful accounts	(75,719)	112,413
Compensatory stock options	—	26,687
Loss on disposal of leasehold improvements	—	68,712
Changes in operating assets and liabilities:
Accounts receivable	96,733	50,216
Other receivable	(20,000)	—
Prepaid expenses	107,615	(68,523)
Accounts payable	(32,486)	(1,187,712)
Deferred revenue	(34,863)	(55,928)
Accrued payroll and benefits	(166,595)	(559,301)
Other accrued expenses	(208,135)	565,902
Net cash used in operating activities	(1,077,953)	(8,329,860)

Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	—	(442,456)
Proceeds from disposal of equipment	51,917	—
Net cash provided by / (used in) investing activities	51,917	(442,456)

Cash flows from financing activities:
Net proceeds from issuance of short-term debt and notes payable	—	2,573,310
Proceeds from issuance of common stock	—	8,491,369
Payment of short-term debt and notes payable	(1,350,000)	—
Net cash (used in) / provided by financing activities	(1,350,000)	11,064,679

Net (decrease) / increase in cash	(2,376,036)	2,292,363
Cash at beginning of year	2,413,746	121,383
Cash at end of year	$37,710	$2,413,746

Noncash financing transactions:
Notes payable and due to affiliate exchanged for stock upon merger	$—	$5,485,478
Atio Pty note payable settlement in exchange for stock	$745,200	$—
Supplemental cash flow information:
Interest paid	$40,783	$264,153

The accompanying notes are an integral part of these financial statements.

Lightning Rod Software, Inc.

Notes to Financial Statements

1.  Organization

Description of Business

Lightning Rod Software, Inc. (the “Company” or “LRS”), formerly Atio Corporation USA, Inc., provides customer contact automation software under the trade name Lightning Rod Interaction Manager™, formerly called CyberCall® and AtioCall.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit through December 31, 2001 of approximately $21,801,000. This, combined with the Company’s current inactive status, raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is largely dependent upon the outcome of its dealings with Dialogic Corporation - a subsidiary of Intel Corporation, (“Dialogic”), its ability to generate significant revenues in the near term, or its ability to raise additional capital.

Key Events:

In December 2000, the Company eliminated substantially all of its sales and marketing staff in order to reduce its cash burn rate. As a result, the Company now relies almost exclusively upon reseller agreements with strategic partners, primarily Dialogic, to generate revenue.

On March 2, 2001 the Company entered into a strategic agreement with Dialogic, whereby Dialogic licensed the Company’s Lightning Rod Interaction ManagerTM software. Under the terms of the agreement, the Company received license fees and a monthly fee for providing consulting and development services to Dialogic. The Company also agreed to grant Dialogic, an option exercisable until August 1, 2001, to convert its royalty-based license into a fully paid-up license by paying a one-time license fee of an additional two million dollars ($2,000,000).

On July 30, 2001, Dialogic notified the Company that it would not exercise the option for a fully paid up license, but rather would continue to operate under the existing license and consulting agreements.  Without sufficient resources to continue active operations, the Company notified Dialogic that it was terminating the consulting agreement effective August 31, 2001, and was terminating on that date as well its technical and professional services employees.  The Company announced in August 2001 that it would wind down active operations from and after August 31, 2001, would seek to resolve any outstanding employee and creditor issues and claims, and would endeavor to remain in existence pending further evaluation of Dialogic’s success with the Company’s technology.  For its part, Dialogic indicated that it would continue to develop the technology and prepare it for market introduction in early 2002.  The Company’s outside directors resigned from the Board of Directors in August 2001 and the Company’s Chief Executive Officer resigned in September 2001, leaving the Company’s General Counsel as the sole remaining officer and director.

In the fourth quarter of fiscal 2001, the Company successfully completed its efforts to resolve all known outstanding employee and creditor issues and to otherwise wind down its operations to a substantially inactive status.  In December 2001, the Company added three new Directors to its Board of Directors and formed an Executive Committee of the Board to evaluate the potential of the Dialogic licensing agreement and to seek alternative strategic opportunities for the Company.

In March 2002, Dialogic orally notified the Company that it had reorganized internally and had made a strategic decision not to market the Company’s technology under the Software License Agreement.  Rather, Dialogic indicated that it intended to suspend the development and marketing of the technology indefinitely.  Dialogic informed the Company that it believed that a substantial market existed for the technology but that for strategic reasons it had decided not to proceed to market.  The Company has made an effort to explore with Dialogic alternative ways of realizing the expected value of the Software License Agreement with Dialogic’s help, but has not received satisfaction from those efforts.

In April 2002, the Company gave Dialogic written notice that it considered Dialogic to be in breach of the Software License Agreement. The Company demanded that Dialogic cure the breach by paying the Company a sum of money, in an amount yet to be determined, that the Company would have realized but for Dialogic’s breach of the Software License Agreement.  The Company is uncertain what response it will receive, if any, from Dialogic and is uncertain, given its current level of resources, what action it can take to protect its legal rights or what might result from any such action in the event that Dialogic denies the Company’s claim or otherwise ignores the Company’s demand.

The Company is currently reviewing strategic alternatives for its business given the recent action by Dialogic to shelve the technology.  The Company is uncertain whether sufficient human and financial resources will exist to allow the Company to pursue any legal rights it may have against Dialogic, to continue preparing on a regular and ongoing basis public company reports and filings, and otherwise to conduct even minimal business operations for a sustained period of time.  Given its limited resources, there is no assurance that the Company will be able to continue even as an inactive entity for the period of time that may be required to realize any significant additional value from its software products, from the Software License Agreement with Dialogic, or from other strategic alternatives.

Merger

In accordance with a certain merger agreement dated December 28, 1999, as amended on February 15, 2000 (“Merger Agreement”), Atio Corporation USA, Inc., a Minnesota corporation (“Atio”), merged (the “Merger”) with and into CE Software Holdings, Inc., a Delaware corporation (“CESH”), effective as of April 28, 2000. In conjunction with the Merger, CESH (the surviving corporation) changed its name to Lightning Rod Software, Inc. (hereinafter “LRS” or “Company”).

Immediately prior to consummation of the Merger, CESH spun off CE Software, Inc. (“CSI”), its wholly-owned operating subsidiary, by declaring and paying a dividend of one share of CSI common stock for each outstanding share of CESH common stock. Substantially all of the business operations of CESH were conducted through CSI prior to this spin-off. Based principally on the fact that the officers, directors and operating activities of Atio became the officers, directors and operating activities of CESH after the Merger, the Merger was accounted for as a reverse acquisition, and the financial statements of Atio became the financial statements of LRS.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company monitors its customers’ financial condition to minimize its risks associated with trade accounts receivable, but generally does not require collateral from its customers.

Fair Value Disclosure of Financial Instruments

The Company’s financial instruments consist of short-term trade and other receivables and trade payables for which current carrying amounts are equal to or approximate fair market value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and maturities.

Prior Year Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash & Cash Equivalents

The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost which approximates market value. Currently the Company holds all of its cash in a single account. At times during the past year the balance in this account has exceeded the FDIC insured limits of $100,000.

Earnings / (Loss) per Common Share

Net loss per common share is computed under SFAS No. 128, “Earnings Per Share”. Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants and outstanding shares of common stock are anti-dilutive for all periods presented. Because they are anti-dilutive, net loss per common share does not include common stock options ultimately exercisable for the purchase of approximately 1,580,000 and 763,000 shares of common stock as of December 31, 2001 and 2000, respectively.

Property and Equipment

Property and equipment are stated at the lower of cost or fair value. Depreciation is determined for financial reporting purposes using the straight-line method over the estimated useful lives of three to five years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in operations. Leasehold improvements are amortized over the shorter of their useful life or the lease term.

As of December 31, 2001, the Company had nominal amounts of equipment on its books. This equipment is being used to prepare Securities and Exchange Commission filings and to maintain books of record for the Company.

The Company’s property and equipment was composed primarily of office furniture and fixtures, computer equipment and leasehold improvements. The financial statements include an impairment charge recorded in 2001 totaling approximately $203,000 to reflect a reduction in the net realizable value of the Company’s property and equipment.   The impairment charge was recorded against furniture and fixtures and computer equipment that is no longer being used in ongoing operations of the Company.  The Company considered the age and condition of the furniture and fixtures and computer equipment as well as pricing for comparable items from after market vendors in determining the net realizable value for the assets and the amount of the impairment charge. The charge was included in the General and Administrative line on the Company’s Statement of Operations and is also shown separately on the Statement of Cash Flows.

Prepaid Expenses

The Company has prepaid expenses at December 31, 2001 comprised entirely of prepaid Directors and Officers (“D&O”) insurance premiums. The premiums relate primarily to a D&O policy that runs through April 27, 2006, although some of the prepaid expenses are for a policy that expires April 28, 2002.

Comprehensive Income (Loss)

The Company has no comprehensive income (loss) items other than net loss.

Research and Development

Research and development expenditures are expensed as incurred.

Software Development Costs

Costs incurred internally in creating computer software are charged to expense when incurred. Technological feasibility is established upon completion of a working model. No costs have been capitalized pursuant to Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” since the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for capitalization have been insignificant.

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

During 2001 the Company recorded $500,000 in license revenue from Dialogic. Because the license revenue from this arrangement was determined to have a significant service component associated with it, the revenue was recognized over the six month service period.

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

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The new statement established accounting and reporting standards for derivative instruments and hedging activities related to those instruments, as well as other hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, was effective and adopted by the Company beginning January 1, 2001. The adoption of  SFAS No. 133 has not materially affected the Company’s financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain of the SEC’s views regarding revenue recognition. The provisions of SAB 101, as amended by SAB 101A, are effective for the year beginning January 1, 2000. The Company analyzed the effect of the guidance outlined in SAB No. 101, as amended by SAB 101A, and believes that it does not impact the Company’s revenue recognition practices or financial statements.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, which addresses accounting and financial reporting for business combinations.  This Statement is effective in its entirety for the Company on January 1, 2002.  Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other

Intangible Assets”, which addresses accounting for intangible assets acquired individually or with a group of other assets, except for those acquired in a business combination.  This Statement is effective in its entirety for the Company on January 1, 2002.  The Company does not believe that adoption of these Statements will have a material impact on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company has adopted this Statement effective January 1, 2002. Management believes there will be no material effect on the Company’s financial position, results of operations or shareholders’ equity resulting from the adoption.

Also in 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets. This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted.  Management believes there will be no material effect on the Company’s financial position, results of operations or shareholders’ equity resulting from the adoption.

3.  Employee Benefit Plan

Effective January 1, 1998, the Company adopted a defined contribution plan (the “Plan”) which covered all full time employees over the age of 21 who have been employed by the Company for three consecutive months. The Company matched 50% of the first 4% of the employee’s contributions. The    Company contributed $19,985 and $38,806 to the Plan for the years ended December 31, 2001 and 2000, respectively.

This Plan was terminated in 2001 and all money invested under the Plan was distributed to participants or to their designated accounts prior to December 31, 2001.

4.  Lease Commitments

The Company’s operations were conducted in a leased facility under an agreement originally set to expire in May 2002. This agreement was restructured to expire in December 2001. The Company has no leases of any kind at December 31, 2001.  Rent expense was $252,801 and $348,106 for the years ended December 31, 2001 and 2000, respectively.

There are no future minimum lease payments under operating leases at December 31, 2001.

5.  Income Taxes

As of December 31, 2001, the Company has approximately $19,100,000 of net operating loss carry forwards for federal income tax purposes which represents substantially all of the Company’s gross deferred tax asset of approximately $6,500,000. The net operating loss carry forwards are generally available to offset future taxable income and begin to expire in the year 2012. Utilization of these net operating loss carry forwards in the future by the Company may be limited or deferred subject to Section 382 of the Internal Revenue Code. The Company has recorded a valuation allowance for the full amount of its gross deferred tax asset, as the future realization of the tax benefit is not considered likely. Under provisions of the Internal Revenue Code, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

6.  Stock Options

In 2000, the Company adopted the 2000 Stock Incentive Plan (the “Plan”). The Plan provides participating employees the right to purchase common stock of the Company through incentive and non-qualified stock options. No new Stock Incentive Plans, or modifications to the Plan, were adopted in 2001. However, the Board of Directors of the Company did issue 1,400,000 stock options in 2001outside of the Plan, as well as 100,000 shares in the Plan, as further discussed below.

The following is a summary of stock option activity:

	2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	763,407	$8.88	189,381	$9.63

Granted	1,500,000	$0.18	824,842	$8.48

Forfeited	(682,918)	$8.79	(250,816)	$8.12

Outstanding at end of year	1,580,489	$0.66	763,407	$8.88

Options exercisable at end of year	1,571,821	$0.61	271,196	$9.37

Weighted average fair value of options granted during the year		$0.18		$8.30

In December 2001, the Company issued 1,500,000 options, primarily to new and remaining Board of Director members. These options have an exercise price of $0.18 per share and carry a 10 year life. The options have a vesting schedule which provides for approximately one-third of the options to vest immediately and the remaining to vest monthly over the next 2 years.

The option agreements related to these issuances also contain a provision which allows an individual to exercise all options, (both vested and unvested portions), immediately. However, the Company has the right, within six months of the termination of an individual for cause or through voluntary means, to repurchase from that individual, at the option price, all or any portion of the shares of option stock which had not become vested on the date of such termination.

At December 31, 2001, 650,000 options were available for grant, with 750,000 total options authorized for issuance under the Plan.

The weighted average fair value of options granted under the Plan at the date of grant was $0.18 per option during 2001. All of these options had exercise prices equal to the estimated fair value of common stock on the date of grant. The weighted average fair value of options granted under the Plan at the date of grant was $8.30 per option during 2000.

The following summarizes information about stock options outstanding as of December 31, 2001:

	Options Outstanding				Options Exercisable
	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	$0.18	1,500,000	9.96	$0.18	1,500,000	$0.18
	$7.76 - $9.70	80,489	7.84	$9.65	71,821	$9.64
Total / Weighted Average	$0.66	1,580,489	9.85	$0.66	1,571,821	$0.61

Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB Opinion No. 25”). Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation expense recognized for stock options granted to employees with an exercise price below fair market value at the date of grant was $0 and $26,687 during 2001 and 2000, respectively.

If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, the Company’s net income (loss) would have been as follows:

	2001	2000
Net loss as reported	$(1,128,682)	$(7,564,366)
Net income (loss) pro forma	$642,069	$(9,707,183)

The amount reflected to arrive at the pro forma net income for 2001 is primarily the result of the forfeiture in 2001 of options granted in 2000 for which pro forma compensation expense was recorded in 2000 less the pro forma compensation expense related to options granted in 2001. The pro forma basic and diluted earnings per share was $ 0.20 and $ (4.10) for 2001 and 2000, respectively.

For the purpose of applying the fair value method as prescribed by SFAS No. 123, the Company used the following weighted average assumptions for grants in 2001; dividend yield of 0%, expected volatility of 120%, a risk-free interest rate of 5.54% based on quoted U.S. Treasury rates on the dates of the related option grants, and an expected life of ten years. The weighted average assumptions used for grants in 2000 included; dividend yield of 0%, expected volatility of 120%, a risk-free interest rate of 6.2% based on quoted U.S. Treasury rates on the dates of the related option grants, and an expected life of seven years.

7.  Major Customers

The Company had the following customers that accounted for more than 10% of the Company’s revenue:

Customer	2001 Revenue	2000 Revenue

A	$0	$31,400
B - related party (Atio Pty)	71,527	295,685
C	16,191	135,320
D	1,236,759	0

8.  Debt

Note Payable - Other

The Company obtained a bridge loan from CC Management LLC dated March 12, 1999. The loan was collateralized by a first secured interest in all the Company’s tangible and intangible assets. In late 1999, the note was restructured to address a loan default and carried an interest rate of 9% and had a maturity date of June 1, 2001. On March 21, 2001, the Company agreed to accelerate the payment of the secured debt by making $450,000 principal payments on April 1, 2001 and May 1, 2001 and then paying the remaining principal balance of $450,000 on June 1, 2001 as was originally scheduled.  The Company also agreed to certain accelerated remedy rights in the event of a default on any of these payments.  The principal and interest payments required under the revised schedule were made and the Company’s secured debt was retired in its entirety on June 1, 2001.

At December 31, 2001 and 2000, there was $0 and $1,350,000 due, respectively, under this agreement.

9.  Related Party Transactions

Note Payable - Affiliate

In accordance with the Merger agreement, Atio Pty, a related party, had the obligation to purchase 314,062 shares of the Company’s stock at a price of $6.48 per share for a total cash commitment to the Company of $2,035,122. Atio Pty’s commitment was partially satisfied through providing financial support to LRS’s technology development team in South Africa prior to the team’s relocation to the United States of America in mid 2000. Atio Pty did not complete the purchase of the additional stock as required by the Merger Agreement beyond that reflected by its financial support of the development team. As a result, in early 2001, the Company agreed with Atio Pty to settle all obligations between LRS and Atio Pty by releasing 115,000 shares of the collateralized stock. The remaining shares held as collateral were retired, reducing the outstanding shares of the Company by 199,062 shares. This transaction was reflected as a capital transaction in 2001.

As part of this settlement, Atio Pty agreed to accept 115,000 of newly issued shares of LRS common stock as payment in full on LRS’s note payable to affiliate in the amount of $745,200. This transaction was recorded in May 2001 as a non-cash capital transaction resulting in the retirement of the net liability due to affiliate for the issuance of 115,000 shares of the Company’s stock.

During 2001 and 2000 Atio Pty provided development services to the Company totaling $0 and $770,979, respectively. These amounts were essentially paid through the settlement discussed above.

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

10.  Subsequent Event

On April 15, 2002,  the Company entered into a Software License Agreement with Atio International, Inc. and Atio Corporation (Pty) Ltd. (collectively referred to hereafter as “Atio Pty”), by which the Company licensed to Atio Pty the CyberCall® and AtioCall versions of its software programs (the “Licensed Software”) for use and distribution to end user customers in Sub-Saharan Africa (the “Territory”).  Atio Pty originally developed CyberCall® beginning in 1993. As discussed elsewhere in “Description of Business”, in 1997, the software that comprises CyberCall® and ATIO’s management were combined with Venturian Software Enterprises, Inc., a Minnesota corporation formed in October 1992.  Venturian Software Enterprises, Inc. changed its name to Atio Corporation USA, Inc. in November 1997.

Prior to the date of this transaction, Atio Pty was a greater than 10% shareholder of the Company and an exclusive distributor of the Company’s software products in the Territory.  Under the Software License Agreement, Atio Pty has access to the Licensed Software in object and source code format on a perpetual basis unless the Agreement is terminated for breach.  The Agreement provides that Atio Pty accepts the Licensed Software in “as is” condition and that the Company undertakes no maintenance or support obligations.  With certain exceptions, the Company has agreed not to license the CyberCall® and AtioCall versions of its software to others for use in the Territory for as long as the Software License Agreement remains in effect.  As full consideration for the licenses and rights granted to Atio Pty under the Agreement, Atio Pty has agreed to compensate the Company as follows:  (1) convey and assign to the Company 401,817 shares of the Company’s common stock; (2) cancel its exclusive reseller agreement with the Company; and (3) pay the Company 350,000 South African Rand (approximately $31,000 at the exchange rate prevailing at the time the Agreement was executed). The Company expects to complete this transaction in the second quarter.

ITEM 8.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change from KPMG to PWC:

Effective as of the date of the Merger (April 28, 2000), Atio’s financial statements became the financial statements of the Company. Because PricewaterhouseCoopers LLP (“PWC”) was the independent auditing firm that had audited such financial statements, on May 11, 2000 the board of directors of the Company determined to replace KPMG LLP (“KPMG”) with PWC as its independent auditors.

The reports of KPMG on the financial statements of CESH for its fiscal years ended September 30, 1999 and September 30, 1998 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period to date, (i) there were no disagreements between CESH and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (the “Commission”).

The Company had not, during its two most recent fiscal years or the subsequent interim period through the Merger date, consulted with PWC regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report was provided to the Company or oral advice was provided that PWC concluded was an important factor that should be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

The Company furnished KPMG with a copy of the Form 8-K dated June 9, 2000 which announced this change and requested that KPMG furnish it with a letter addressed to the Commission stating whether it agreed with the above statements. A copy of KPMG’s letter to the Commission, dated May 12, 2000, is filed as Exhibit 16.1 on the Form 8-K filed with the SEC on June 9, 2000.

Resignation of PricewaterhouseCoopers LLP and election of Boulay, Heutmaker, Zibell & Co. P.L.L.P. as independent auditors:

Effective February 14, 2002, PricewaterhouseCoopers LLP resigned as the Company’s principal independent auditors.

There were not, in connection with the audits of the fiscal years ended December 31, 2000 and December 31, 1999 and any subsequent interim period through February 14, 2002, the date of PricewaterhouseCoopers LLP’s resignation, any disagreement with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to PricewaterhouseCoopers LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years, nor has PricewaterhouseCoopers LLP’s reports on the financial statements of the Registrant for each of the past two fiscal years contained an adverse opinion or disclaimer of opinion or been qualified as to audit scope or accounting principles except that the audit reports of  PricewaterhouseCoopers LLP on the financial statements as of and for each of the past two fiscal years ended December 31, 2000 and 1999 contained a separate paragraph stating that the Registrant has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern.

The Company has provided PricewaterhouseCoopers LLP with a copy of this disclosure, and requested that PricewaterhouseCoopers LLP furnish the Company with a letter addressed to the Securities and Exchange Commission (“SEC”), stating whether it agrees with the above statements.  A copy of PricewaterhouseCoopers LLP’s letter to the SEC, dated February 20, 2002, is filed as Exhibit 99 to the Form 8-K filed February 22, 2002.

New Independent Auditors:

On February 20, 2002, the Company engaged Boulay, Heutmaker, Zibell & Co. P.L.L.P. as its independent auditor to audit its financial statements for the year ended December 31, 2001.  The decision to engage Boulay, Heutmaker, Zibell & Co. P.L.L.P. was approved by the Board of Directors.

During our fiscal years ended December 31, 2000 and December 31, 2001, and through February 14, 2002, the Company had not consulted with Boulay, Heutmaker, Zibell & Co. P.L.L.P. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, that was an important factor that we considered in reaching a decision on an accounting, auditing, or financial reporting issue, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of either a disagreement or a reportable event.

PART III

ITEM 9.                                                     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

Name	Age	Position Held	Director	Executive Officer	Term of Service (if Applicable)
Thomas J. Patin	56	General Counsel	X	X	Not Applicable
Sheldon T. Fleck	51	Director	X		Next Annual Meeting
James S. Murphy	57	Director	X		Next Annual Meeting
Thomas J. Schrade	53	Director	X		Next Annual Meeting

Effective August 14, 2001, Thomas F. Madison, James E. Ousley and Sven A. Wehrwein resigned as members of the Board of Directors for the Company. Effective September 10, 2001, Willem Ellis resigned as Chief Executive Officer and President of the Company. Thomas J. Patin continues to serve as the Company’s General Counsel and is the acting Chief Executive Officer. Mr. Patin is not receiving any form of cash compensation for this role, however, he did receive new stock options in December 2001.

On December 17, 2001, the three new Directors outlined above were elected to the Company’s Board of Directors. They will serve in this capacity until the next annual meeting which is not presently scheduled. They also were granted stock options in December 2001 as compensation in full for their services to the Company.

Thomas J. Patin, 56, has been a member of the Board of Directors of the Registrant since the Merger. Mr. Patin was formerly a member of the Board of Directors of then publicly traded Destron Fearing Corporation from September 1998 until Applied Digital Solutions, Inc. acquired it in September 2000. He was a member of the Executive Committee of Destron’s Board beginning in December 1999. Mr. Patin also held various executive positions with Destron, including consultant, Executive Vice President, and General Counsel from October 1998 through February 2001. From August 1992 through December 1995, Mr. Patin served as General Counsel for Gaming Corporation of America, a publicly traded company that was acquired by Grand Casinos, Inc. in 1995. Mr. Patin was President and a Director of privately held TR Restaurants of Bloomington, Inc. from 1988 through June 2000. Mr. Patin was formerly a partner in the Minneapolis, Minnesota law firm of Gray, Plant, Mooty, Mooty & Bennett. In 1977, Mr. Patin received his law degree from William Mitchell College of Law in St. Paul, Minnesota. He received his Bachelor’s Degree and a Master’s Degree in Business Administration from the University of Michigan in 1968 and 1971, respectively. The Registrant retained Mr. Patin in December 1999 to serve as General Counsel on a part-time basis.

Sheldon T. Fleck, 51, has been actively engaged in venture capital activities since 1988. He was a Director and President of CE Software Holdings, Inc., a publicly traded company, from its founding in 1988 through February 1990 and a Director until the Merger with the Registrant in 2000. Mr. Fleck was President and a Director of Gaming Corporation of America, a publicly traded company, from 1991 until its merger with Grand Casinos, Inc. in 1995. From its inception until its acquisition by Grand Casinos, Inc., Mr. Fleck held various positions with publicly traded Grand Gaming Corp., the developer of Grand Casinos Tunica, Mississippi, including being President and a member of the Board of Directors. From 1990 to June 1992, Mr. Fleck served as a Director and President of Anubis II Corp., a publicly traded blind venture pool formed by him in 1990, which acquired Isle of Capri Casinos, Inc. (NASDAQ: ISLE) in June 1992. Since June 1999, Mr. Fleck has been a Director of iXmatch, Inc., a developer of matching software solutions. Mr. Fleck has been actively engaged in real estate and other business and corporate finance activities, including, since 1979, as a general partner in York Investments, LLP, a firm that specialized in real estate syndication and management. Mr. Fleck was a practicing attorney from 1977 to 1982. Mr. Fleck has passed the certified public accountant examination and previously had been employed by Ernst & Young LLP as an auditor and by KPMG LLP as a tax specialist. Mr. Fleck received a B.B.A. degree from the University of Iowa with a major in accounting in 1972, a law degree from Drake University School of Law in 1975, and a Master of Laws degree specializing in taxation from the New York University School of Law in 1977.

James S. Murphy, 57, has been Vice President of Finance and Chief Financial Officer of publicly traded Hypertension Diagnostics, Inc. since 1996. In March 2000, his title was changed to Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Murphy was Controller of Gaming Corporation of America from December 1992 through November 1995. From 1978 to 1988, he was a tax partner with Fox, McCue and Murphy, a certified public accounting firm located in Eden Prairie, Minnesota. From 1970 to 1978, Mr. Murphy was employed by Ernst & Ernst (currently named Ernst & Young LLP) with both audit (six years) and tax (two years) experience. Mr. Murphy is a member of the American Institute of Certified Public Accountants as well as the Minnesota Society of CPA’s. He holds a Bachelor of Science degree from Saint John’s University in Collegeville, Minnesota (1966) and a Master of Business Administration degree (M.B.A.) from the University of Minnesota (1968).

Thomas J. Schrade, 53, is engaged in a variety of entrepreneurial activities including, among other things, real estate development in Minnesota and Texas, amusement park development in Nevada, importing, and consulting.  Mr. Schrade was a member of the Board of Directors of Secured Access, Inc., a publicly traded company, from 1998 to 1999.  From 1991 to 1995, he was president of Golden Nickel Casinos, Inc., which during that time became a wholly owned subsidiary of Gaming Corporation of America.  From 1973 to 1995, Mr. Schrade was Treasurer and a member of the Board of Directors of Tobies Enterprises, Inc., owner and operator of, among other things, Tobies Restaurant in Hinkley, Minnesota.  Mr. Schrade served in the United States Navy from 1968 to 1973.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10 percent (10%) of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and report changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than 10% shareholders (“Insiders”) are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to Insiders were complied with.

ITEM 10.                                              EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table contains information concerning annual and long-term compensation for the fiscal year ended December 31, 2001 provided to the individuals who served as Chief Executive Officer during fiscal 2001 and the other executive officers of the Company (collectively, the “Named Officers”) who earned remuneration exceeding $100,000 for the fiscal year ended December 31, 2001 or in comparable periods.

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options (#)	All Other Compensation

Willem Ellis, Chairman of the Board, President & CEO (1)	2001 2000 1999	$101,918 284,429 165,364	$10,000 35,000 0	0 200,000 21,336	$107 1,539 1,330

Thomas J. Patin, Director and General Counsel	2001 2000 1999	60,000 124,615 3,500	0 0 0	600,000 74,000 0	0 0 0

Bouwe Hamersma, Chief Technology Officer (2)	2001 2000 1999	47,285 149,219 33,876	0 35,000 0	0 50,000 9,667	945 22,064 0

(1)          2001 income figures reflect only a partial year as Mr. Ellis resigned his position with the Company in the third quarter of 2001. 2000 salary includes $55,000 of salary earned in 1998 and $24,429 of salary earned in 1999 that were not paid until fiscal 2000 under a “salary sacrifice” plan that the Company required executives and other key employees to agree to in order to conserve the Company’s cash resources.  2000 bonus includes $35,000 bonus earned in 1999 that was not paid until 2000.  1999, 2000 and 2001 all other compensation represents Company matching contributions under the Company’s 401(k) Plan.

(2)          2001 income figures reflect only a partial year as Mr. Hamersma resigned his position with the Company in the second quarter of 2001. 2000 salary includes $18,386 of salary earned in 1999 that was not paid until fiscal 2000 under a “salary sacrifice” plan that the Company required executives and other key employees to agree to in order to conserve the Company’s cash resources.  2000 bonus amount includes $35,000 bonus earned in 1999 that was not paid until the completion of the merger in fiscal 2000.  2001 all other compensation expense represents Company matching contributions under the Company’s 401(k) Plan. 2000 all other compensation includes $2,064 representing Company matching contributions under the Company’s 401(k) Plan and $20,000 for relocation expenses.

Option Grants in Last Fiscal Year

The following table provides information regarding stock options granted during fiscal 2001 to the Named Officers.  The Company has not granted any stock appreciation rights.

Name and Principal Position	Number of Securities Underlying Options Granted (1)	Grants % of Total Options Granted to Employees in Fiscal 2001	Exercise Price ($/Share) (2)	Expiration Date
Willem Ellis	0	0%	$0	N/A
Thomas J. Patin (3)	600,000	86%	0.18	12/17/11
Bouwe Hamersma	0	0%	0	N/A

(1)          Options were granted in 2001 only to the new Board of Director members as discussed further above, to Mr. Patin who is continuing on as a Board of Director member, acting CEO and General Counsel, and to an individual who is helping the Company to administer its duties. In total there were 1,500,000 options granted in 2001 each with an exercise price of $0.18.

(2)          Exercise price equal to fair market value of the Common Stock on the date of grant.

(3)          Options granted to Mr. Patin in fiscal 2001vested one-third immediately (on December 17, 2001) with the balance vesting pro rata monthly over the next two years.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The purpose of the following table is to report exercises of stock options by the Named Officers during fiscal 2001 and any value of their unexercised stock options as of December 31, 2001.  The Named Officers did not exercise stock options in fiscal 2001 pursuant to the Company’s Stock Option Plan.

			Number of Securities Underlying Unexercised Options at FY End		Value of Unexercised In- The-Money Options at FY End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable (2)	Exercisable	Unexercisable

Willem Ellis	None	$0	None	None	$0	$0
Thomas J. Patin	None	0	600,000	0	0	0
Bouwe Hamersma	None	0	None	None	0	0

(1)           Value is based on the difference between the last sale price of the Company’s Common Stock as reported by the Over-The-Counter Pink Sheets Market on December 31, 2001 ($0.18) and the per share option exercise price, multiplied by the number of shares subject to in-the-money options.

(2)           The option agreements related to this issuance contains a provision which allows Mr. Patin the right to exercise all options, (both vested and unvested portions), immediately. However, the Company has the right, within 6 months of the termination of Mr. Patin (for cause or through voluntary means), to repurchase from him, at the option price, all or any portion of the shares of option stock which had not become vested on the date of such termination.

Compensation of Directors

Under the terms of the Company’s 2000 Stock Option Plan (the “2000 Plan”), unless otherwise decided by the Board of Directors, each new non-employee director receives an option to purchase 5,000 shares of Common Stock on the date of such director’s initial election.  Each incumbent non-employee director automatically receives an option to purchase 2,500 shares of Common Stock upon the conclusion of each annual meeting of the Company’s shareholders.  Non-employee directors do not receive any additional compensation beyond the stock option grants for serving on the Board of Directors.

Directors who are employees of the Company do not receive any additional compensation for serving on the Board of Directors.

The members of the Board of Directors elected at the Company’s last annual meeting held on April 27, 2000 resigned effective August 14, 2001. On December 17, 2001, the Company elected three new Directors to its Board of Directors and formed an Executive Committee of the Board to evaluate the potential of the Dialogic licensing agreement and to seek alternative strategic opportunities for the Company. These new Board members were compensated with 800,000 options in total on December 17, 2001. These options were issued with an exercise price of $0.18 (the value of LROD.PK stock on December 17, 2001), and vested one-third immediately with the balance vesting evenly over two years. The options carry a ten-year term.

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 29, 2002, the beneficial ownership of Common Stock of the Company by each director of the Company, by each executive officer of the Company named in the Summary Compensation Table herein, by all directors and executive officers as a group, and by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock of the Company.

Name and Address of Beneficial Owners Directors and Executive Officers:	Amount and Nature of Beneficial Ownership (1)	Percentage of Outstanding Shares (1)

Willem Ellis, 27155 Noble Road, Shorewood, MN 55331 (6)	58,459	1.83%

Thomas J. Patin, 5720 Smetana Drive, Minnetonka, MN 55343 (2)	690,000	17.76%

Sheldon T. Fleck, 5720 Smetana Drive, Minnetonka, MN 55343 (3)	830,184	21.48%

James S. Murphy, 5720 Smetana Drive, Minnetonka, MN 55343 (4)	100,000	3.03%

Thomas J. Schrade, 5720 Smetana Drive, Minnetonka, MN 55343 (8)	120,800	3.63%

Bouwe Hamersma, 2201 Pine Island Rd, Minnetonka, MN 55305	0	N/A

All Directors and Executive Officers as a Group (6 persons) (5)	1,779,443	37.74%

5% Shareholders:
Atio International, Inc., c/o Atio Pty, P. O. Box 4467, Rivonia, 2128, Republic of South Africa (6) (7)	401,817	12.55%

Venturian Corporation, 11111 Excelsior Blvd, Hopkins, MN 55343 (6)	385,742	12.04%

(1)          Beneficial ownership is determined in accordance with rules of the SEC, and includes voting power and/or investment power with respect to securities.  Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of April 29, 2002 are deemed outstanding for computing the percentage of the person holding such options but not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote, the Company believes that the persons named in this table, based on information provided by such persons, have sole voting power with respect to the shares of Common Stock indicated.

(2)          Includes 674,000 shares subject to options and 8,000 shares subject to warrants exercisable within 60 days of April 29, 2002.

(3)          Sheldon Fleck is both a Director of the Company and a 5% Shareholder. Total includes 167,684 shares owned, 62,500 shares subject to purchase from the exercise of warrants in accordance with the Merger Agreement and 600,000 shares subject to purchase from the exercise of options.

(4)          Represents shares subject to options exercisable within 60 days of April 29, 2002.

(5)          Includes 1,474,000 shares subject to options and 74,500 shares subject to warrants exercisable within 60 days of April 29, 2002.

(6)          Represents shares held as of April 29, 2002, as confirmed with transfer agent.

(7)          Shares held by Atio International, Inc. have not been adjusted to reflect the April 15, 2002 agreement between the Company and Atio Pty as discussed in “Liquidity and Capital Resources” in Part II, Item 6, Management’s Discussion and Analysis or Plan of Operation in this Report on Form 10-KSB.

(8)          Total includes 16,800 shares owned, 100,000 shares subject to purchase from the exercise of options, and 4,000 shares subject to purchase from the exercise of warrants. The options and warrants are all exercisable within 60 days of April 29, 2002.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company, Atio Pty Ltd and Atio International, Inc. were parties to the Merger Agreement.  Atio Pty is the parent corporation of Atio International.  As a result of the Merger, Atio International is a significant holder of the Company’s Common Stock.

The Lightning Rod Interaction Manager™ software was initially developed in 1993 in South Africa by Atio Pty.  In 1997, Atio Pty transferred substantially all of its rights in the Lightning Rod Interaction Manager™ software to Atio International.   In connection with the Merger, Atio International transferred substantially all of its rights and interest in the Lightning Rod Interaction Manager™ software to the Company.

In accordance with the Merger Agreement, LROD held as collateral 314,062 shares owned by Atio International to secure Atio International’s commitment to purchase an additional 314,062 shares of common stock at $6.48 per share ($2,035,000 in the aggregate). Atio International’s commitment has been partially satisfied by providing financial support to LROD’s software development team in South Africa prior to the team’s relocation to the United States in mid 2000.  Atio International did not complete the purchase of the additional stock as required by the Merger Agreement beyond that reflected by its financial support of the development team.  In May 2001 an agreement between the Company and Atio International was finalized and 115,000 shares of the collateralized stock were released to Atio International.  The remaining 199,062 shares held as collateral were retired, reducing the outstanding shares of the Company.

As part of this settlement, Atio Pty and Atio International agreed to accept 115,000 of newly issued shares of common stock as payment in full on a net liability due to affiliate in the amount of $745,200.  This transaction was recorded in May 2001 as a non-cash capital transaction resulting in the retirement of the net liability due to affiliate in exchange for the issuance of 115,000 shares of the Company’s stock.

Atio Pty is one of the Company’s strategic partners.  For the years ended December 31, 2001 and 2000, Atio Pty accounted for approximately $72,000 and $296,000, respectively, of the Company’s revenues.

Mr. Sheldon Fleck is a member of CC Management, LLC.  The Company had an outstanding loan of $1,350,000 payable to CC Management, LLC and participants. Mr Fleck was also an individual participant to the loan. The loan was collateralized by a first secured interest in all the Company’s tangible and intangible assets and had a maturity date of June 1, 2001. On March 21, 2001, the Company agreed to accelerate the payment of the secured debt by making $450,000 principal payments on April 1, 2001 and May 1, 2001 and then paying the remaining principal balance of $450,000 on June 1, 2001 as was originally scheduled.  The Company also agreed to certain accelerated remedy rights in the event of a default on any of these payments.  The principal and interest payments required under the revised schedule were made and the Company’s secured debt was retired in its entirety on June 1, 2001.

The Company received a note for approximately $510,000 from Venturian Corporation as part of the Merger.  This note represented Venturian’s agreement to purchase an additional 78,666 shares of Common Stock of the Company.  This note was paid in full, and 78,666 shares of Common Stock of the Company were accordingly issued, on June 30, 2000.

On April 15, 2002,  the Company entered into a Software License Agreement with Atio International, Inc. and Atio Corporation (Pty) Ltd. (collectively referred to hereafter as “Atio Pty”), by which the Company licensed to Atio Pty the CyberCall® and AtioCall versions of its software programs (the “Licensed Software”) for use and distribution to end user customers in Sub-Saharan Africa (the “Territory”).  Atio Pty originally developed CyberCall® beginning in 1993. As previously discussed in “Description of Business”, in 1997, the software that comprises CyberCall® and ATIO’s management were combined with Venturian Software Enterprises, Inc., a Minnesota corporation formed in October 1992.  Venturian Software Enterprises, Inc. changed its name to Atio Corporation USA, Inc. in November 1997.

Prior to the date of this transaction, Atio Pty was a greater than 10% shareholder of the Company and an exclusive distributor of the Company’s software products in the Territory.  Under the Software License Agreement, Atio Pty has access to the Licensed Software in object and source code format on a perpetual basis unless the Agreement is terminated for breach.  The Agreement provides that Atio Pty accepts the Licensed Software in “as is” condition and that the Company undertakes no maintenance or support obligations.  With certain exceptions, the Company has agreed not to license the CyberCall and AtioCall versions of its software to others for use in the Territory for as long as the Software License Agreement remains in effect.  As full consideration for the licenses and rights granted to Atio Pty under the Agreement, Atio Pty compensated the Company as follows:  (1) it conveyed and assigned to the Company 401,817 shares of the Company’s common stock; (2) it cancelled its exclusive reseller agreement with the Company; and (3) it paid the Company 350,000 South African Rand (approximately $31,000 at the exchange rate prevailing at the time the Agreement was executed).

ITEM 13.                                              EXHIBITS AND REPORTS ON FORM 8-K

(a)               Financial Statements and Schedules of the Company:

Included in Part II, Item 7 above

(b)              Reports on Form 8-K

There were no Form 8-K filings in the fourth quarter of fiscal 2001.

(c)               Exhibits

See the Exhibit Index following Signatures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lightning Rod Software, Inc.

Dated: June 10, 2002	By:	/s/ Thomas J. Patin
Thomas J. Patin
General Counsel, Acting CEO & Director

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints Thomas Patin as true and lawful attorneys–in–fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10–KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys–in–fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys–in–fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Thomas J. Patin	General Counsel, Acting Chief Executive Officer and	June 11, 2002
Thomas J. Patin	Director

/s/ Sheldon T. Fleck	Director	June 11, 2002
Sheldon T. Fleck

/s/ James S. Murphy	Director	June 11, 2002
James S. Murphy

/s/ Thomas J. Schrade	Director	June 11, 2002
Thomas J. Schrade

LIGHTNING ROD SOFTWARE, INC.

EXHIBIT INDEX FOR

FORM 10-KSB FOR 2001 FISCAL YEAR

Exhibit Number	Description

2.1

Amended and Restated Agreement and Plan of Merger by and among, among others, CE Software Holdings, Inc., Atio Corporation USA, Inc., CC Management, LLC and Atio Corporation (Pty) Ltd., Atio International, Inc. and Venturian Corp. dated as of December 28, 1999 and amended as of February 15, 2000—incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed March 28, 2000.

3.1	Certificate of Incorporation as amended to date—incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Reg. No. 333-42352, filed July 27, 2000.

3.2	Bylaws as amended to date—incorporated by reference to the exhibits filed as part of the Company’s Registration Statement on Form S-8, Reg. No. 33-36008C.

10.1	1990 Stock Option Plan—incorporated by reference to the exhibits filed as part of the Company’s Registration Statement on Form S-18, Reg. No. 33-36008C.

10.2

Representative Form of Incentive Stock Option Agreement under 1990 Stock Option Plan—incorporated by reference to the exhibits filed as part of the Company’s Registration Statement on Form S-18, Reg. No. 33-36008C.

10.3	1992 Stock Option Plan—incorporated by reference to the exhibits filed as part of the Company’s Registration Statement on Form S-8, Reg. No. 33-54210.

10.4	Nonemployee Directors Stock Option Plan—incorporated by reference to the exhibits filed as part of the Company’s Registration Statement on Form S-8, Reg. No. 33-54210.

10.5	Sublease dated July 12, 2000 between the Company and Creative Publishing International, Inc.—incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended June 30, 2000.

10.6	2000 Stock Option Plan—incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement, filed March 28, 2000.

10.7	Representative Form of Incentive Stock Option Agreement under 2000 Stock Option Plan — incorporated by reference to Exhibit 10.7 to the Company’s Form 10-KSB for the year ended December 31, 2000.

10.8	Representative Form of Nonqualified Stock Option Agreement under 2000 Stock Option Plan — incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB for the year ended December 31, 2000.

10.9

Software License Agreement by and between the Company and Dialogic Corporation dated February 16, 2001 — incorporated by reference to Exhibit 10.9 to the Company’s Form 10-KSB for the year ended December 31, 2000.

10.10

Master Consulting Contract and Non-Disclosure Agreement by and between the Company and Dialogic Corporation dated March 2, 2001 — incorporated by reference to Exhibit 10.10 to the Company’s Form 10-KSB for the year ended December 31, 2000.

10.11	Software License Agreement by and between the Company and Atio International, Inc. and Atio Corporation (PTY) Ltd. dated April 15, 2002.

23	Consent of PricewaterhouseCoopers LLP

23.1	Consent of Boulay, Heutmaker, Zibell & Co. P.L.L.P.

24	Power of Attorney (contained on Signature page of this Form 10-KSB)